Form 10-Q
period 2005-03-31
Hiland Partners, LP
filed 2005-05-13
CIK 1306527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO              .

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

The number of the registrant’s outstanding equity units at May 6, 2005 was 2,720,000 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

INDEX

PART I. FINANCIAL INFORMATION	3
DESCRIPTION OF BUSINESS	3
Item 1. Financial Statements (Unaudited, except December 31, 2004 Balance Sheet)	5
Consolidated Balance Sheets	5
Consolidated Combined Statements of Operations	6
Consolidated Combined Statements of Cash Flows	7
Consolidated Combined Statements of Owners’ Equity	8
Notes to Consolidated Combined Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risks	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	34
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	34
SIGNATURES	36
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

i

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements.  Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Our future results will depend upon various other risks and uncertainties, including, but not limited to those described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Other unknown or unpredictable factors also could have material adverse effects on our future results.  You should not put undue reliance on any forward-looking statements.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.   We undertake no duty to update our forward-looking statements to reflect the impact of events or circumstances after the date of the forward-looking statements.

PART I. FINANCIAL INFORMATION

DESCRIPTION OF BUSINESS

The financial statements presented in this Form 10-Q present the financial position and results of Continental Gas, Inc. (Predecessor) for periods presented through February 14, 2005.  The financial results of Continental Gas, Inc. pre-dates the commencement of operations of the Registrant, Hiland Partners, LP and subsequent transactions described below.

The financial statements for the three-month period ended March 31, 2005 also include the results of operations of Hiland Partners, LP for the period from February 15, 2005, the date Hiland Partners, LP commenced operations.  The balance sheet as of March 31, 2005 presents solely the consolidated financial position of Hiland Partners, LP.

Hiland Partners, LP is a Delaware limited partnership formed in October 2004 to own and operate the assets that have historically been owned and operated by Continental Gas, Inc. and Hiland Partners, LLC.  In connection with our initial public offering described below, the former owners of Continental Gas, Inc. and Hiland Partners, LLC and certain of our affiliates, including our general partner, contributed to us all of the assets and operations of Continental Gas, Inc., other than a portion of its working capital assets, and substantially all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system, in exchange for an aggregate of 720,000 common units and 4,080,000 subordinated units, a 2% general partner interest in us and all of our incentive distribution rights, which entitle the general partner to increasing percentages of the cash we distribute in excess of $0.495 per unit per quarter. Harold Hamm and members of our management own a 100% managing member interest in Hiland Partners GP, LLC, our general partner.

Continental Gas, Inc. historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland gathering system.  Prior to July 21, 2004, Continental Gas, Inc. was owned by Continental Resources, Inc., an independent exploration and development company owned by Harold Hamm, the Chairman of the Board of Directors of our general partner and the Harold Hamm DST and the Harold Hamm HJ Trusts, which are trusts established for the benefit of Harold Hamm’s children and which we refer to herein as the “Hamm Trusts.”  On July 21, 2004, Continental Resources, Inc. completed the transfer of Continental Gas, Inc. to Harold Hamm and the Hamm Trusts.  Hiland Partners, LLC historically owned our Worland gathering system, our compression services assets and the Bakken gathering system.  Hiland Partners, LLC is owned by the Hamm Trusts and an entity owned by Randy Moeder, our President and Chief Executive Officer and a director of our general partner.

On October 22, 2004, we filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of limited partnership units in Hiland Partners, LP.

On February 9, 2005, the SEC declared our registration statement on Form S-1 effective and we priced 2,000,000 common units for the initial public offering at a price of $22.50 per unit.  On February 10, 2005, our common units began trading on the Nasdaq National Market under the symbol “HLND”.  On February 15, 2005, we closed our initial public offering of 2,300,000 common units, which included a 300,000 unit over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the units were $48.1 million, net of $3.6 million of underwriting commissions.  The proceeds of the public offering were used to: (i) repay approximately $22.9 million of outstanding indebtedness, (ii) pay the remaining $2.2 million of expenses associated with the offering and the related formation transactions, (iii) make a distribution of approximately $3.9 million to the former owners of Hiland Partners, LLC in reimbursement of certain capitalized expenditures related to the assets of Hiland Partners, LLC that were contributed to us, (iv) pay $0.6 million of deferred debt issuance costs related to the credit facility, (v) replenish approximately $12.2 million of working capital and (vi) redeem an aggregate of 300,000 common units from an affiliate of Harold Hamm and the Hamm Trusts for $6.3 million.

Concurrently with the closing of our initial public offering, we established a $55.0 million credit facility through our operating company, Hiland Operating, LLC, with MidFirst Bank, a federally chartered savings association located in Oklahoma City, Oklahoma, as administrative agent and a lender, with an option to increase the amount to $90.0 million under certain conditions.  As of May 6, 2005, we had no indebtedness outstanding under the credit facility.

In reviewing the financial statements discussed herein, you should be aware of the following:

•      The assets of Continental Gas, Inc. transferred to us are recorded at historical cost as it is considered a reorganization of entities under common control.  The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets are recorded at their fair value at the time of purchase, which occurred concurrent with the closing of our initial public offering.

•      The financial statement for the three-month period ended March 31, 2005 for Hiland Partners, LP includes the results of operations of the assets acquired from Hiland Partners, LLC only from February 15, 2005, the date Hiland Partners, LP commenced operations and acquired the assets.

•      Prior to our formation, Hiland Partners, LLC owned our Horse Creek air compression facility and our Cedar Hills water injection facility.  In 2002, Hiland Partners, LLC entered into a five-year lease agreement with Continental Resources, Inc., pursuant to which Hiland Partners, LLC leased the facilities to Continental Resources, Inc.  Continental Resources, Inc. used its own personnel to operate the facilities, and Hiland Partners, LLC made no operational decisions.  In connection with our formation and our initial public offering, we entered into a four-year services agreement with Continental Resources, Inc., effective as of January 28, 2005, that replaced the existing lease.  Under the services agreement, we own and operate the facilities and provide air compression and water injection services to Continental Resources, Inc. for a fee.  As part of the new agreement, the personnel at Continental Resources, Inc. that operated the facilities are now employed by us.  Under the new services agreement, we will receive a fixed payment of approximately $4.8 million per year as compared to $3.8 million under the prior lease agreement.  In connection with the new services arrangement, we will incur approximately $1.0 million per year in additional operating costs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the initial public offering and related transactions and agreements.

References in this quarterly report on Form 10-Q to “we,” “our,” “us,” or similar terms refer to Hiland Partners, LP and its operating subsidiaries after giving effect to the formation transactions described above.

Item 1. Financial Statements

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Balance Sheets

	Hiland Partners, LP March 31, 2005	Continental Gas, Inc. (Predecessor) December 31, 2004
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current Assets:
Cash and cash equivalent	$3,202	$217
Accounts receivable:
Trade	10,527	9,663
Affiliates	909	758
	11,436	10,421
Inventories	153	153
Other current assets	311	118
Total current assets	15,102	10,909
Property and equipment, net	67,622	37,075
Intangible assets, net	26,465	—
Other assets, net	797	1,191
Total assets	$109,986	$49,175

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$6,104	$5,649
Accounts payable - affiliates	2,698	2,998
Accrued liabilities	703	327
Current maturities of long-term debt	—	2,429
Total current liabilities	9,505	11,403
Commitment and contingencies	—	—
Long-term debt, net of current maturities	—	12,643
Asset retirement obligation	1,024	619
Owners’ equity:
Predecessor stockholders’ equity	—	24,510
Common unitholders (2,720,000 units issued and outstanding March 31, 2005)	47,854	—
Subordinated unitholders (4,080,000 units issued and outstanding at March 31, 2005)	49,791	—
General partner interest (2% interest with 138,776 equivalent units outstanding March 31, 2005)	1,812	—
Total owners’ equity	99,457	24,510
Total liabilities and owners’ equity	$109,986	$49,175

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Combined Statements of Operations

For the Three Months Ended (Unaudited)

	Hiland Partners, LP March 31,	Continental Gas, Inc. (Predecessor) March 31,
	2005	2004
	(in thousands, except per unit data)
Revenues:
Midstream operations
Third parties	$24,191	$20,235
Affiliates	984	815
Compression services, affiliate	603	—
Total revenues	25,778	21,050

Operating costs and expenses:
Midstream purchases (exclusive of items shown below)	13,860	10,827
Midstream purchases - affiliate (exclusive of items shown below)	6,343	6,983
Operations and maintenance	1,577	1,196
Depreciation, amortization and accretion	1,677	847
General and administrative	353	264
Total operating costs and expenses	23,810	20,117
Operating income	1,968	933

Other income (expense):
Interest and other income	7	13
Amortization of deferred loan costs	(205)	(25)
Interest expense	(134)	(169)
Total other income (expense)	(332)	(181)

Income from continuing operations	1,636	752
Discontinued operations, net	—	15

Net Income	1,636	$767

Less income attributable to predecessor	493
Less general partner interest in net income	23
Limited partners’ interest in net income	$1,120

Net income per limited partners’ unit – basic	$0.16

Net income per limited partners’ unit – diluted	$0.16

Weighted average limited partners’ units outstanding -basic	6,800

Weighted average limited partners’ units outstanding -diluted	6,840

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDCESSOR)

Consolidated Combined Statements of Cash Flows

For the Three Months Ended (Unaudited)

	Hiland Partners, LP March 31,	Continental Gas, Inc. (Predecessor) March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$1,636	$767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,669	847
Change in asset retirement obligation	8	13
Amortization of deferred loan cost	205	25
Change in current assets and current liabilities net of effects of the Hiland Partners, LLC acquisition:
(Increase) decrease in current assets:
Accounts receivable	(9,849)	1,122
Account receivable – affiliates	(151)	12
Inventories	—	122
Other current assets	(147)	—
Increase (decrease) in current liabilities:
Accounts payable	(221)	365
Accounts payable – affiliates	(300)	(94)
Accrued liabilities	311	(150)
Net cash provided by (used in) operating activities	(6,839)	3,029
Cash flows from investing activities:
Additions to property and equipment	(281)	(1,328)
Net cash used for investing activities	(281)	(1,328)
Cash flows from financing activities:
Proceeds from public offering -net	48,128	—
Redemption of common units	(6,278)	—
Distribution to organizers	(3,851)	—
Cash not contributed by organizers	(869)	—
Payment on long-term borrowings	(23,951)	(607)
Debt issuance costs	(825)	(7)
Payment of offering costs	(2,249)	—
Net cash provided (used by) financing activities	10,105	(614)

Increase (decrease) for the period	2,985	1,087
Beginning of period	217	496
End of period	$3,202	$1,583

Supplementary information:
Cash paid for interest	$153	$170

See Note 4 for non-cash business combination transactions.

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Combined Statement of Partners’ Equity

(Unaudited)

	Hiland Partners, LP
	Continental Gas, Inc. (Predecessor)	Common Units	Subordinated Units	General Partner Interest	Total
	(in thousands)

Balance December 31, 2004	$24,510	$—	$—	$—	$24,510

Assets and liabilities not contributed to Hiland Partners, LP	(9,972)	—	—	—	(9,972)

Net income through February 14, 2005	493	—	—	—	493

Allocation of net parent investment to unitholders	(15,031)	2,191	12,418	422	—

Contribution of Hiland Partners, LLC by owners	—	7,092	40,190	1,367	48,649

Proceeds from initial public offering, net of underwriter discount	—	48,128	—	—	48,128

Offering costs		(3,365)	—	—	(3,365)

Redemption of Common Units from Organizers	—	(6,278)	—	—	(6,278)

Distributions	—	(362)	(3,489)	—	(3,851)

Net income from February 15, 2005 through March 31, 2005	—	448	672	23	1,143

Balance March 31, 2005	$—	$47,854	$49,791	$1,812	$99,457

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE THREE MONTHS ENDED MARCH, 2004, AND 2005

(in thousands, except unit amounts and per unit amounts or unless otherwise noted)

Note 1:  Description of Business and Summary of Significant Accounting Policies

Interim Financial Statements

The financial statements for the three months ended March 31, 2004 and 2005 included herein have been prepared without audit, pursuant to the rules and regulation of the United States Securities and Exchange Commission (the “SEC”).  The statements of operations, cash flow and partners’ equity include the accounts of Continental Gas, Inc. (“CGI”) through February 14, 2005 and Hiland Partners, LP ( the “Partnership”) for the period from February 15, 2005 to March 31, 2005.  The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Continental Gas, Inc. (Predecessor) and Hiland Partners, LLC, and notes thereto, for the year ended December 31, 2004 as presented in the Partnership’s  Form 10-K for the year ended December 31, 2004.

The interim financial statements reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of our results for the interim periods to the extent permitted by GAAP.  Such adjustments are considered to be of a normal recurring nature.  Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2005.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions and balances have been eliminated. In addition, the consolidated financial statements include the financial position and results of operations of assets owned by CGI or Hiland Partners, LLC that were contributed to the Partnership concurrently with the completion of our initial public offering.

Description of Business

Hiland Partners, LP was formed in October, 2004 to acquire and operate certain of the midstream natural gas plants, gathering systems, and compression and water injection assets previously owned by CGI and Hiland Partners, LLC.

CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. (“CRI”). CGI operates in one business, midstream, which is the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. CGI connects the wells of natural gas producers in its market areas to its gathering systems, treats natural gas to remove impurities, processes natural gas for the removal of NGLs and sells the resulting products to a variety of intermediate purchasers. CGI owns and operates three processing plants with associated compressor stations, fractionation facilities and approximately 650 miles of gathering pipeline. These plants and associated gathering systems are located in Oklahoma and North Dakota. CGI also owns three small gathering systems consisting of approximately 20 miles of pipeline and compressor stations. These gathering systems are located in Texas, Mississippi and Oklahoma.

CGI had minor interests in producing oil and gas properties located primarily in North Dakota. The properties were acquired over several years while CGI was a subsidiary of CRI. CGI does not to intend to pursue the exploration for and development of oil and natural gas and, accordingly, conveyed its interest in these properties effective May 31, 2004 to CRI. Therefore this activity is presented as discontinued operations.

In July 2004, CRI sold all of the issued and outstanding capital stock of CGI to the shareholders of CRI at fair value. The stock sale transaction was approved by all of the independent members of the Board of Directors of CRI, and the independent members of the Board of Directors were provided with an opinion as to the fairness of the stock sale transaction, from a financial point of view. CGI and CRI were previously reported as a consolidated entity.

As of the date of the closing of the public offering, CGI, through a series of steps, became Continental Gas Operating, LP.  This entity is a wholly-owned subsidiary of the Partnership.

Hiland Partners, LLC was formed in September 2000 as an Oklahoma limited liability company. Hiland Partners, LLC operates in two businesses: midstream, which is the gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating NGLs; and compression, which is providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.

Hiland Partners, LLC connects the wells of natural gas producers in its market area to its gathering system, treats natural gas to remove impurities, processes natural gas for the removal of NGLs and sells the resulting products to a variety of intermediate purchasers. Hiland Partners, LLC owns and operates one processing plant with associated compressor stations, fractionation facilities and approximately 150 miles of gathering pipeline. The plant and associated gathering system is located in Wyoming. Hiland Partners, LLC is in the process of constructing a processing plant and gathering system in Montana (the “Bakken gathering system”).

Hiland Partners, LLC leased several large compressors to CRI, an affiliated entity. Certain Hiland Partners, LLC owners also own approximately 9% of CRI common stock. These compressors supply compressed air and water for use in a secondary oil recovery project in North Dakota for which CRI is the operator.  Effective January 28, 2005, the agreements were revised into a services agreement (see also Note 4).

Hiland Partners, LLC formed a subsidiary, Hiland Energy Partners, LLC, and conveyed all of its assets, other than its assets related to the Bakken gathering system, to Hiland Energy Partners, LLC. As of the date of the closing of the public offering, Hiland Energy Partners, LLC, through a series of steps, became a wholly-owned subsidiary of the Partnership.

In October 2004, Hiland Partners, LP filed a registration statement on Form S-1 with the Securities and Exchange Commission, relating to its proposed initial public offering. On February 15, 2005, the Partnership closed its offering and (a) substantially all of CGI’s assets and liabilities were transferred to Continental Gas Operating, LP, (b) substantially all of Hiland Partners, LLC’s assets less the Bakken gathering system were transferred to Hiland Energy Partners, LLC, and (c) all of the interests in these two operating entities were transferred to Hiland Partners, LP.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The majority of the accounts receivable are due from independent companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of the customer’s financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. The Partnership has established various procedures to manage its credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are deemed uncollectible, determined on a case-by-case basis when the Partnership believes the required payment of specific amounts owed is unlikely to occur. These losses historically have been minimal; therefore, an allowance for uncollectible accounts is not required.

Inventories

Inventories consist primarily of compressors and associated equipment. Inventories are stated at the lower of cost or estimated net realizable value.

Concentration and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and receivables.

The Partnership places its cash and cash equivalents with high-quality institutions and in money market funds. The Partnership derives its revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers could be affected by similar changes in economic, industry or other conditions. However, the Partnership believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Partnership’s customer base. The Partnership’s portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.

Fair Value of Financial Instruments

The Partnership’s financial instruments, which require fair value disclosure, consist primarily of cash, accounts receivable, accounts payable and bank debt. The carrying value of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. The fair value of long-term debt approximates its carrying value based on the borrowing rates currently available to the Partnership for bank loans with similar terms and maturities.

Intangible and Other Assets

Intangible assets consist of the acquired value of existing contracts to sell natural gas and other NGLs and compression contracts, which have a significant residual value.  The contracts are being amortized over ten years.  The deferred loan costs are being amortized over the life of the credit facility.

The table below details the gross carrying amount and accumulated amortization:

	As of March 31,
	2005	2004

Gas sales contracts, gross	$8,285	$—
Compression contracts, gross	18,515	—
Total intangibles, gross	26,800	—

Accumulated amortization, gas sales contracts	104	—
Accumulated amortization, compression contracts	231	—
Total accumulated amortization	335	—
Net intangible assets	$26,465	$—

Intangible amortization for the quarters ended March 31, 2004 and 2005, was $0 and $335, respectively. Deferred loan cost amortization for the quarters ended March 31, 2004 and 2005, was $25 and $205, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

When determining whether impairment of one of the Partnership’s long-lived assets has occurred, the Partnership must estimate the undiscounted cash flows attributable to the asset or asset group. The Partnership’s estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•      changes in general economic conditions in regions in which the Partnership’s products are located;

•      the availability and prices of NGL products and competing commodities;

•      the availability and prices of raw natural gas supply;

•      the Partnership’s ability to negotiate favorable marketing agreements;

•      the risks that third party oil and gas exploration and production activities will not occur or be successful;

•      the Partnership’s dependence on certain significant customers and producers of natural gas; and

•      competition from other midstream service providers and processors, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect the Partnership’s cash flows, which could require the Partnership to record an impairment of an asset.

Revenue Recognition

Revenues for sales of natural gas and NGLs are recognized at the time all gathering and processing activities are completed, the product is delivered and title is transferred. Revenues for compression services are recognized when the services under the agreement are performed. Revenues from oil and gas production (discontinued operations) are recorded in the month produced and title is transferred to the purchaser.

Derivatives

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Partnership’s forward natural gas purchase and sales contracts qualify as normal purchases and sales. Substantially all forward contracts fall within a one-month to five-year term.

Property and Equipment

The Partnership’s property and equipment are carried at cost. Depreciation and amortization of all equipment is determined under the straight-line method using various rates based on useful lives, 10 to 22 years for pipeline and processing plants, and 3 to 10 years for corporate and other assets. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvement are capitalized.

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

Income Taxes

The Partnership and its predecessor are not subject to income taxes. Accordingly, there is no provision for income taxes included in the consolidated financial statements. Taxable income, gain, loss and deductions are allocated to the partners who are responsible for payment of any income taxes thereon.

Description of Equity Interest in the Partnership

The common and subordinated units represent limited partner interests in the Partnership.  The holders of units are entitled to participate in partnership distributions and exercise the rights and privileges available to limited partners under the partnership agreement of the Partnership.

The common units have the right to receive minimum quarterly distributions of $0.45 per unit, or $1.80 on an annualized basis, plus any arrearages on the common units, before any distribution is made to the holders of subordinated units.  In addition, if the aggregate ownership of common and subordinated units owned by persons other than the general partner and its affiliates is less than 20%, the general partner will have a right to call the common units at a price not less than the then-current market price of the common units.

The subordinated units generally receive quarterly cash distributions only when common units have received a minimum quarterly distribution of $0.45 per unit for each quarter since the commencement of operations.  Subordinated units will convert into common units on a one-for-one basis when the subordination period ends.  The subordination period will end when the Partnership meets financial tests specified in the partnership agreement but generally cannot end before March 31, 2010.  The subordinated units have an early conversion-to-common-units potential of 25% of the subordinated units after March 31, 2008 and another 25% after March 31, 2009, if certain distribution targets are achieved.

The general partner is entitled to at least 2% of all distributions made by the partnership.  In addition, the general partner holds incentive distribution rights, which allow the general partner to receive a higher percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distributions have been achieved, and as additional target levels are met.  The higher percentages range from 15% to 50%.  There were no distributions during the first quarter of 2005.

Net Income per Limited Partners’ Unit

The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before February 15, 2005), by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit and income per limited partner unit - assuming dilution:

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
For the quarter ended March 31, 2005:
Income per limited partner unit -basic:
Income available to limited unitholders	$1,120		$0.16
Weighted average limited partner units outstanding		6,800,000
Income per limited partner unit – assuming dilution:
Unit Options		40,000
Income available to common unitholders plus assumed conversions	$1,120	6,840,000	$0.16

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of March 31, 2004 and 2005, the Partnership had no imbalance receivables or payables.

Segment reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Partnership’s reportable business segments have been identified based on the differences in the products or services provided (see Note 11).

Share-Based Compensation

The Partnership applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation awards.  Accordingly, no compensation cost has been recognized for unit options granted in the accompanying consolidated financial statements.  The following pro forma data is calculated as if compensation cost for the Partnership’s share-based compensation awards (see also Note 10) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Quarters Ended March 31,
	2005	2004

Net income as reported	$1,636	$767
Less income attributable to predecessor	493
Net income (net of predecessor income)	1,143
Less general partner interest	23
Limited partner’s interest in net income	1,120
Adjustment (net of general partner’s interest)	(133)
Limited partner’s interest in proforma net income	$987
Net income per limited partner unit as reported, basic	$0.16
Net income per limited partner unit as reported, diluted	$0.16
Adjustment, basic	$(0.01)
Adjustment, diluted	$(0.02)
Proforma net income per limited partner unit, basic	$0.15
Proforma net income per limited partner unit, diluted	$0.14
Weighted average limited partner units outstanding, basic	6,800,000
Weighted average limited partner units outstanding, diluted	6,840,000

The fair value of each option grant is estimated on the date of grant using the American Binomial option pricing model with the following weighted average assumptions used for grants in 2005, respectively: risk-free interest rates of 4.54 percent; 5.37 percent dividend yield; no assumed forfeitures; expected lives of 6.0 years; and volatility of 31 percent.  The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations”

The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time.

The following table summarizes CGI’s activity through February 14, 2005 and the Partnership’s activity from February 15, 2005 through March 31, 2005 related to asset retirement obligations:

Asset Retirement Obligation, January 1, 2005		$619
Plus:	Asset Retirement Obligation accretion expense to February 14, 2005	3
Asset Retirement Obligation, February 14, 2005		622
Plus:	Asset Retirement Obligation acquired from Hiland Partners, LLC	397
	Asset Retirement Obligation accretion expense to March 31, 2005	5
Asset Retirement Obligation, March 31, 2005		$1,024

Recent Accounting Pronouncements

SFAS No. 123R, “Share-Based Payment”

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payments,” which was revised in December 2004 (collectively, “FASB 123R”).  FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

In accordance with SEC Release No. 33-8568, the Partnership will adopt SFAS 123R as of the first interim period beginning on or after January 1, 2006.  The Partnership expects to apply the Statement using the permitted modified retrospective method beginning January 1, 2006. The Partnership is still evaluating the impact of this statement on its financial statements.

None of the entities (the Partnership, CGI, or Hiland Partners, LLC) had issued any options prior to February 10, 2005.

SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.”

In December 2004, the FASB issued SFAS 153, which amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS 153 also eliminates APB 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS 153 will depend on the nature and extent of any exchanges of nonmonetary assets after the effective date, but we do not currently expect SFAS 153 to have a material impact on our consolidated results of operations, cash flows or financial position.

EITF Issue No. 03-13 (“EITF 03-13”), Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”

In November 2004, the EITF reached a consensus with respect to evaluating whether the criteria in SFAS 144 has been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operations, SFAS 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The consensus in EITF 03-13 clarifies that the cash flows of the eliminated component are not considered to be eliminated if the continuing cash flows represent “direct” cash flows, as defined in the consensus. The consensus also requires that the assessment of whether significant continuing involvement exists be made from the perspective of the disposed component. The assessment should consider whether (a) the continuing entity retains an interest in the disposed component sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies or (b) the entity and the disposed component are parties to a contract or agreement that gives rise to significant continuing involvement by the ongoing entity. The consensus is to be applied prospectively to a component of an entity that is either disposed or classified held for sale in fiscal periods beginning after December 15, 2004. The impact of EITF 03-13 will depend on the nature and extent of any long-lived assets disposed of or held for sale after the effective date, but we do not currently expect EITF 03-13 to have a material impact on our consolidated results of operations, cash flows or financial position.

Note 2:  Property and Equipment

	As of March 31,	As of December 31,
	2005	2004
Land	$225	$127
Pipelines and plants	66,853	55,475
Compression and water injection equipment	19,200	—
Other	3,415	2,209
	89,693	57,811
Less: accumulated depreciation and amortization	22,071	20,736
	$67,622	$37,075

Depreciation and amortization charged to expense, including discontinued operations, totaled $878 and $1,669 for the quarters ended March 31, 2004 and 2005, respectively.

Note 3:  Long-Term Debt

	As of March 31,	As of December 31,
	2005 (b)	2004 (a)
Note payable - bank	$—	$15,072
Less: current portion	—	2,429
Long-term portion	$—	$12,643

(a)   Concurrently with the closing of the initial public offering, the debt was paid in full from offering proceeds.

(b)   Concurrently with the closing of the initial public offering, the Partnership established a $55.0 million credit facility through its operating company that consists of:

•      a $47.5 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit, and general corporate purposes (the “revolving acquisition facility”); and

•      a $7.5 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

The Partnership has the right, no more than once in each fiscal year, to increase the size of the revolving acquisition facility; provided that each such increase shall be at least $10.0 million and in no event may the amount of the revolving acquisition facility exceed $82.5 million in the aggregate, and provided further that at the time of such request no default has occurred or would result due to such increase and subject to additional conditions set forth in the credit facility.  In addition, the revolving acquisition facility allows for the issuance of letters of credit of up to $5.0 million in the aggregate.  The credit facility matures in February, 2008.

Indebtedness under the credit facility bears interest, at the Partnership’s option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 175 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 275 basis points per annum based on our ratio of total debt to EBITDA, as defined.  The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such date, (b) the base CD rate in effect on such day plus 1.5% and (c) the Federal Funds effective rate in effect on such day plus ½ of 1%.  An unused commitment fee ranging from 30 to 50 basis points per annum based on our total debt to EBITDA is payable on the unused portion of the credit facility.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution.  In addition, the credit facility contains various covenants that limit, among other things,  our ability to borrow, merge or dispose assets. The credit facility also contains covenants requiring the Partnership to maintain EBITDA and interest coverage ratios and tangible net worth of at least $55 million.

Upon occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

The credit facility limits distributions to unitholders to available cash as defined, and borrowings to fund such distributions are only permitted under the revolving working capital facility.  The revolving working capital facility is subject to an annual “clean-down” period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to $0.

As of March 31, 2005, no amounts were outstanding under the credit facility.

Note 4:  Initial Public Offering of Hiland Partners, LP

On October 22, 2004, a Registration Statement on Form S-1 was filed with the SEC relating to a proposed initial public offering of limited partnership interests in Hiland Partners, LP.  Hiland Partners, LP was formed to own and operate the assets that have historically been owned and operated by CGI and Hiland Partners, LLC.

On February 9, 2005, we priced 2,000,000 common units for the public offering; and on February 10, 2005, our common units began trading on the NASDAQ National Market under the symbol “HLND”.  On February 15, 2005, we closed our initial public offering of 2,300,000 common units, which included a 300,000 unit over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the units were $48.1 million, net of $3.6 million of underwriting commissions.

All of our initial assets were contributed by the former owners of CGI, Hiland Partners, LLC, and certain of our affiliates, including our general partner, in exchange for an aggregate of 720,000 common units and 4,080,000 subordinated units, a 2% general partner interest in us and all of our incentive distribution rights, which entitle the general partner to increasing percentages of the cash we distribute in excess of $0.495 per unit per quarter. The assets of GCI transferred to the Partnership are recorded at historical cost as it is considered to be a reorganization of entities under common control and CGI is considered the Partnership’s accounting predecessor. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase.

The following table presents the assets and liabilities of our predecessor immediately prior to contributing assets to Hiland Partners, LP, and assets and liabilities contributed to Hiland Partners, LP, and the predecessor’s assets and liabilities that were not contributed to Hiland Partners, LP.

Continental Gas, Inc. (Predecessor)
As of February 14, 2005
(in thousands)

	Continental Gas, Inc. (Predecessor) February 14, 2005	Net Assets Not Contributed	Contributed to Hiland Partners, LP 15-Feb-05
ASSETS
Current assets:
Cash and cash equivalents	$869	$869	$—
Accounts Receivable	10,521	9,101	1,420
Inventories	153	—	153
Other current assets	291	2	289
Total Current Assets	11,834	9,972	1,862
Property and equipment, at cost, net	36,805	—	36,805
Other assets, net	3,388	—	3,388
Total assets	52,027	9,972	42,055

LIABILITIES
Current liabilities:
Accounts payable	11,703	—	11,703
Accrued liabilities	700	—	700
Current maturities of long term debt	2,429	—	2,429
Total current liabilities	14,832	—	14,832
Commitments and contingencies	—	—	—
Long term debt, net of current maturities	11,570	—	11,570
Asset retirement obligation	622	—	622
Total liabilities	27,024	—	27,024

NET ASSETS	$25,003	$9,972	$15,031

In consideration for the transfer, Harold Hamm and the Hamm Trusts received 467,073 common units and 2,646,749 subordinated units of the Partnership.  Immediately following the closing of the offering, 195,991 of the common units were redeemed for approximately $4.1 million.

The following table presents the assets and liabilities of Hiland Partners, LLC as of February 14, 2005, the assets excluded from the acquisition, and the fair value of the assets acquired.

Hiland Partners, LLC
As of February 14, 2005
(in thousands)

	Hiland Partners, LLC 14-Feb-05	Net Assets Not Contributed	Assets Contributed to Hiland Partners, LP 15-Feb-05	Fair Value
ASSETS
Current assets:
Cash and cash equivalents	$964	$964	$—	$—
Accounts Receivable	2,619	2,503	116	116
Other current assets	56	10	46	46
Total Current Assets	3,639	3,477	162	162
Property and equipment, at cost, net	50,063	29,858	20,205	31,600
Intangible Assets	—	—	—	26,800
Other assets, net	194	89	105	105
Total assets	53,896	33,424	20,472	58,667

LIABILITIES
Current liabilities:
Accounts payable	5,048	4,372	676	676
Accrued liabilities	95	30	65	65
Current maturities of long term debt	11,100	2,221	8,879	8,879
Total current liabilities	16,243	6,623	9,620	9,620
Commitments and contingencies	—	—	—	—
Long term debt, net of current maturities	24,253	24,253	—	—
Asset retirement obligation	398	—	398	398
Total liabilities	40,894	30,876	10,018	10,018
NET ASSETS	$13,002	$2,548	$10,454	$48,649

In consideration for the transfer:

a.   The Hamm Trusts received 247,868 common units and 1,404,586 subordinated units of the Partnership.  Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million.

b.   Equity Financial Services, Inc. received 5,059 common units and 28,665 subordinated units of the Partnership, none of which were redeemed.

As a part of the transactions, Harold Hamm, the Hamm Trusts, Equity Financial Services, Inc., Mr. Moeder, and Mr. Maples received an aggregate of 138,776 equivalent units of the General Partner, representing substantially all of the ownership of the general partner and a 2% equity ownership of the Partnership.

We used the proceeds of the public offering to:  redeem an aggregate of 300,000 common units from Harold Hamm and the Hamm Trusts for $6.3 million; repay $14.0 million in debt owed by CGI and $8.9 million in debt acquired from Hiland Partners, LLC; pay the remaining $2.2 million of expenses associated with the offering and formation transactions; pay $0.6 million of debt issuance costs related to the credit facility; distribute $3.9 million to the former owners of Hiland Partners, LLC in reimbursement of certain capitalized expenditures related to the assets of Hiland Partners, LLC that were contributed to the Partnership; and replenish approximately $12.2 million of working capital.

In connection with this offering, we entered into a four-year agreement with CRI, an affiliate of Harold Hamm, under which they agreed to pay us an operating fee of approximately $402,000 per month for us to provide air and water compression service for CRI’s secondary recovery operations in North Dakota.  We have recorded $603,000 of revenues from CRI under the compression services agreement for the period from February 15, 2005 through March 31, 2005.

We also entered into an omnibus agreement with CRI that became effective February 15, 2005 (the “Omnibus Agreement”) and determines the services CRI will provide to us and the liabilities from which CRI will indemnify us.  Under the agreement, CRI will charge us the lower of CRI’s cost or $50,000 per year for a two-year period for certain general, administrative and information technology support.  Continental Resources, Inc., Hiland Partners, LLC, and Continental Gas Holdings, Inc. agreed to indemnify the Partnership for income tax liabilities arising from operations prior to the closing of the offering and Continental Resources, Inc. agreed to indemnify the Partnership for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to Continental Resources, Inc. for a period of five years from the closing date of the offering.  In addition, Harold Hamm, Hiland Partners, LLC, and Continental Resources, Inc. agreed, with certain exceptions, not to engage in, whether by acquisition or otherwise, midstream and NGL gathering and processing in the continental United States.  In addition, Hiland Partners, LLC has granted the Partnership a two-year option to purchase its Bakken gas gathering system pursuant to the Omnibus Agreement.  For a description of this agreement, please read “Item 13.  Certain Relationships and Related Party Transactions – Omnibus Agreement” of the Partnership’s Form 10-K for the fiscal year ended December 31, 2004.

Note 5:  Pro forma Operations

The acquisition of assets from Hiland Partners, LLC discussed above occurred on February 15, 2005. Had the acquisition been made effective January 1, 2004, the operations of the assets acquired from Hiland Partners, LLC would have been included in our consolidated financial statements for each subsequent period with the following pro forma impact on the consolidated combined statements of operations.

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues as reported	$25,778	$21,050
Revenues from Hiland Partners, LLC	1,318	2,906
Pro forma revenues	$27,096	$23,956

Net income as reported	$1,636	$767
Additional income from acquired interest	377	1,198
Pro forma net income	2,013	$1,965
Less general partner interest in proforma net income	40
Limited partners’ interest in proforma net income	$1,973
Proforma net income per limited partner unit, basic	$0.29
Proforma net income per limited partner unit, diluted	$0.29
Weighted average limited partner units outstanding, basic	6,800,000
Weighted average limited partner units outstanding, diluted	6,840,000

Note 6:  Commitments and Contingencies

The Partnership has executed fixed price physical forward sales contracts on approximately 50,000 MMBtu per month through December 2007 with weighted average fixed prices per MMBtu of $4.53, $4.47 and $4.49, respectively, for years 2005 through 2007. Such contracts qualify as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.

The Partnership maintains a defined contribution retirement plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Through March 31, 2004 and 2005, contributions to the plan were 5.0% of eligible employees’ compensation. Expense for the three months ended March 31, 2004 and 2005 was $16 and $25, respectively.

The Partnership and other affiliated companies participate jointly in a self-insurance pool (the “Pool”) covering health and workers’ compensation claims made by employees up to the first $150,000 and $500,000, respectively, per claim. Any amounts paid above these are reinsured through third party providers. Premiums charged to the Partnership are based on estimated costs per employee of the Pool. No additional premium assessments are anticipated for periods prior to March 31, 2005. Property and general liability insurance is maintained through third-party providers with a $100,000 deductible on each policy.

The Partnership is a party to various regulatory proceedings and various other litigation that it believes will not have a materially adverse impact on the Partnership’s financial condition, results of operations or cash flows.

The operation of pipelines, plants and other facilities for gathering, compressing, treating, or processing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. Management believes that compliance with federal, state or local environmental laws and regulations will not have a material adverse effect on the Partnership’s business, financial position or results of operations.

Note 7:  Significant Customers and Suppliers

All revenues are domestic revenues. The following table presents the Partnership’s top midstream customers as a percent of total revenue for the periods indicated:

	For the Quarters Ended March 31,
	2005	2004
Customer 1	32%	56%
Customer 2	24%	14%
Customer 3	3%	6%
Customer 4	11%	7%
Customer 5	10%	—

All purchases are from domestic sources. The following table presents the Partnership’s top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Quarters Ended March 31,
	2005	2004
Supplier 1 (affiliated company)	30%	39%
Supplier 2	16%	18%
Supplier 3	34%	25%

Note 8:  Related Party Transactions

The Partnership purchases natural gas and NGLs from affiliated companies. Purchases of product totaled $6,983 and $6,343 for the quarters ended March 31, 2004 and 2005, respectively.

The Partnership utilizes unconsolidated affiliated companies to provide services to its plants and pipelines and certain administrative costs. The total amount paid to these companies was $46 and $31 during the quarters ended March 31, 2004 and 2005, respectively.

The Partnership leases office space under operating leases directly or indirectly from the principal unitholder. Rent expense for these leases totaled $10 and $19 for the quarters ended March 31, 2004 and 2005, respectively.

Note 9:  Discontinued Operations

During the first quarter of 2004, CGI determined it would no longer pursue its interests in direct production of oil and gas. Amounts for oil and gas income and expense are presented in these statements as discontinued operations. Effective May 31, 2004, CGI transferred all its interests in its oil and gas properties to CRI.

A summary of oil and gas operations for the quarters ended March 31 follows:

	Quarters Ended March 31,
	2005	2004
Revenues	$—	$137
Expenses	—	81
Depreciation and amortization	—	41
Net income	$—	$15
Net assets	$—	$2,241
Associated liabilities	$—	$235

CGI followed the “successful efforts” method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including development dry holes and related production facilities, are capitalized. Depreciation and depletion of oil and gas production equipment and properties are determined under the unit-of-production method based on estimated proved recoverable oil and gas reserves.

Note 10: Long Term Incentive Plan

Our general partner adopted the Hiland Partners, LP Long-Term Incentive Plan for employees and directors of our general partner and employees of its affiliates, who perform services for our general partner or its affiliates.  The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan.  No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units.  The Plan will be administered by the compensation committee of our general partner’s board of directors.  The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and our general partner or its affiliates.  Common units to be delivered with respect to these awards may be common units acquired by our general partner directly from us or any other person or any combination of the foregoing.  Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units.  If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

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

There were no restricted units or phantom units outstanding on March 31, 2005.

Unit Options.  The long-term incentive plan permits the grant of options covering common units.  The compensation committee may make grants under that plan to employees and directors containing such terms as the committee shall determine.  Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant.  In addition, unit options granted will become exercisable upon a change in control of us or the operating company.  Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws or descent and distribution.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates.  If the exercise of an option is to be settled in common units rather than cash, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing.  The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise.  Thus, the cost of the unit options above the proceeds from grantees will be borne by us.  If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option.  The plan has been designed to furnish additional compensation to employees and directors and align their economic interests with those of common unitholders.

Unit Option Grant Agreement.  At the time of our initial public offering, we granted options to purchase an aggregate of 143,000 common units to employees, officers and directors of our general partner.  The options have an exercise price equal to the initial public offering price.  Under the unit option grant agreement, the options will vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years.  In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following:

•      the grantee becomes disabled;

•      the grantee dies;

•      the grantee’s employment is terminated for other than cause; and

•      upon a change of control of the Partnership.

The following table summarizes the Company’s employee unit option activity for the quarters ended March 31, 2005, and 2004:

	Quarter Ended March 31, 2005	Exercise Price	Quarter Ended March 31, 2004	Exercise Price
Options outstanding beginning of quarter	—	NA	—	NA

Options issued during the quarter	143,000	$22.50	—	NA

Options exercised during the quarter	—	NA	—	NA

Option cancelled during the quarter	—	NA	—	NA

Options expired during the quarter.	—	—	—	NA

Options outstanding, end of quarter	143,000	$22.50	—	NA

The weighted average grant-date fair value of options granted during 2005 was $12.53 per unit.

A summary of our outstanding options as of March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at 3/31/05	Remaining Contractual Life	Remaining Estimated Actual Life	Number Exercisable at 3/31/05	Exercise Price
$22.50	143,000	9.88 yrs	5.27 yrs	—	$22.50

Note 11: Business Segments

As a part of the transaction discussed in Note 4, Hiland Partners, LP acquired an operating segment from Hiland Partners, LLC.  CGI (Precedessor) did not have operating segments.

Hiland Partners, LP’s operations are classified into two reportable segments:

(1) Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

(2) Compression, which is providing air compression and water injection services for CRI’s oil and gas secondary recovery operations that are ongoing in North Dakota.

Hiland Partners, LP evaluates the performance of its segments and allocates resources to them based on operating income. Hiland Partners, LP’s operations are conducted in the United States.

Quarter ended March 31, 2005

The table below presents information about operating income for the reportable segments for the quarter ended March 31, 2005.

	Midstream	Compression	Total
Revenues	$25,175	$603	$25,778
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	20,203	—	20,203
Operations and maintenance	1,524	53	1,577
Depreciation and amortization	1,379	298	1,677
General and administrative	337	16	353
Total operating costs and expenses	23,443	367	23,810
Income from operations	$1,732	$236	1,968
Other income (expense):
Interest and other income			7
Amortization of deferred loan costs			(205)
Interest expense			(134)
Total other income (expense)			(332)
Net income			$1,636
Total assets	$72,167	$37,819	$109,986
Capital expenditures	$281	$—	$281

Note 12: Distribution to Unitholders

On April 25, 2005, we announced our first regular cash distribution for the first quarter of 2005 of $0.225 per unit, based on the minimum quarterly cash distribution of $0.45 prorated for the period since the initial public offering on February 15, 2005. The distribution is payable on all common, subordinated and general partner units and will be paid May 13, 2005, to all unitholders of record on May 5, 2005. The aggregate amount of the distribution will be $1.6 million.

HILAND PARTNERS, LP

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Financial Statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

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

Continental Gas, Inc. historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland gathering system.  Hiland Partners, LLC historically has owned our Worland gathering system, our compression services assets and the Bakken gathering system. The Bakken gathering system was not contributed to the Partnership.

On February 9, 2005, the SEC declared our registration statement on Form S-1 effective and we priced 2,000,000 common units for the initial public offering at a price of $22.50 per unit.  On February 10, 2005, our common units began trading on the Nasdaq National Market under the symbol “HLND.”  On February 15, 2005, we closed our initial public offering of 2,300,000 common units, which included a 300,000 unit over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the units were $48.1 million, net of $3.6 million of underwriting commissions.  See “Liquidity and Capital Resources” below for further discussion of the proceeds.

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

We manage our business and analyze and report our results of operations on a segment basis.  Our operations are divided into two business segments:

•      Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions.  Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs.  For the three months ended March 31, 2005, this segment generated approximately 89.2% of our total segment margin.

•      Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.  For the three months ended March 31, 2005, this segment generated approximately 10.8% of our total segment margin.

Our midstream assets consist of seven natural gas gathering systems with approximately 825 miles of gas gathering pipelines, four natural gas processing plants, three natural gas treating facilities and two NGL fractionation facilities.  Our compression assets consist of two air compression facilities and a water injection plant.

The financial statements and financial information for the three month period ended March 31, 2004 reflect the operations of Continental Gas, Inc., the predecessor to Hiland Partners, LP.  The financial statements and financial information for the three month period ended March 31, 2005 reflect the operations of the predecessor prior to February 15, 2005 and operations of Hiland Partners, LP from February 15, 2005 upon completion of our initial public offering.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below:

•      The assets of Continental Gas, Inc. (Predecessor) were transferred to us at historical cost as it is considered a reorganization of entities under common control.

•      The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets are recorded at their fair value at the time of purchase, which occurred concurrent with the closing of our initial public offering on February 15, 2005.  Therefore, the results of operations from our Worland gathering system and compression assets are only reflected from February 15, 2005, the date Hiland Partners, LP commenced operations.

•      As stated above, prior to our formation, Hiland Partners, LLC owned our Horse Creek air compression and our Cedar Hills water injection facility.  These assets have historically been under a lease agreement with Continental Resources, Inc.  In connection with our formation and our initial public offering, we entered into a four-year services agreement with Continental Resources, Inc., effective as of January 28, 2005, that replaced the existing lease.  Under the services agreement, we own and operate the facilities and provide air compression and water injection services to Continental Resources, Inc. for a fee.  As part of the new agreement, the personnel at Continental Resources, Inc. that operated the facilities are now employed by us.  Under the new services agreement, we will receive a fixed payment of approximately $4.8 million per year as compared to $3.8 million under the prior lease agreement.  In connection with the new services arrangement, we expect to incur approximately $1.0 million per year in additional operating costs.

•      Pursuant to an option agreement contained in an omnibus agreement we entered into with Hiland Partners, LLC and Harold Hamm and his affiliates in connection with our initial public offering, Hiland Partners, LLC granted us an exclusive two-year option to purchase its Bakken gathering system at fair market value at the time of purchase.  The Bakken gathering system consisted of approximately 135 miles of gas gathering pipeline as of December 31, 2004 and is located in eastern Montana.  Upon completion of construction, we expect the Bakken gathering system to consist of 200 miles of natural gas gathering pipeline, a processing plant, two compressor stations, which are comprised of three units with an aggregate of approximately 4,434 horsepower, and one fractionation facility.  The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004 and total plant throughput on March 31, 2005 was 6,630 Mcf.  The gathering system has an initial capacity of approximately 20,000 Mcf/d.

Other Financial and Operating Data (Unaudited)

Results of Operations

Set forth in the table below is financial and operating data for Continental Gas, Inc. (predecessor) and Hiland Partners, LP for the periods indicated. Operations from our Worland gathering system and compression assets acquired from Hiland Partners, LLC are reflected only from February 15, 2005, the date Hiland Partners, LP commenced operations.

	Three Months Ended March 31,
	2005			2004
	Hiland Partners, LP (1)	Continental Gas, Inc. (Predecessor) (2)	Total (3)	Continental Gas, Inc. (Predecessor)
	(in thousands)

Total Segment Margin Data:
Midstream revenues	$13,362	$11,813	$25,175	$21,050
Midstream purchases	10,456	9,747	20,203	17,810
Midstream segment margin	2,906	2,066	4,972	3,240
Compression revenues (4)	603	—	603	—
Total segment margin (5)	$3,509	$2,066	$5,575	$3,240

Summary of Operations Data:
Midstream revenues	$13,362	$11,813	$25,175	$21,050
Compression revenues	603	—	603	—
Total revenues	13,965	11,813	25,778	21,050
Operating costs and expenses
Midstream purchases (exclusive of items shown separately below)	10,456	9,747	20,203	17,810
Operations and maintenance	797	780	1,577	1,196
Depreciation, amortization and accretion	1,165	512	1,677	847
General and administrative	187	166	353	264
Total operating costs and expenses	12,605	11,205	23,810	20,117
Operating income	1,360	608	1,968	933
Other income (expense)	(217)	(115)	(332)	(181)
Income from continuing operations	1,143	493	1,636	752
Discontinued operations, net	—	—	—	15

Net income	1,143	493	1,636	767

Add:
Depreciation, amortization and accretion	1,165	512	1,677	847
Amortization of deferred loan costs	192	13	205	25
Interest expense	26	108	134	169

EBITDA (6)	$2,526	$1,126	$3,652	$1,808

Operating Data:
Natural gas sales (MMBTU/d)	41,794	37,052	39,423	38,232
NGL sales (Bbls/d)	1,428	1,206	1,317	938

(1)   Amounts presented in the Hiland Partners, LP column include only the activity for the period beginning on the formation date February 15, 2005. Amounts include the operations of the assets acquired from Hiland Partners, LLC at closing of the initial public offering (Worland gathering system and compression assets).

(2)   Amounts presented in the Predecessor column include only the activity of CGI for the period prior to the formation of Hiland Partners, LP on February 15, 2005.

(3)   Total income and expense items included in the Consolidated Combined Statements of Operations of Hiland Partners, LP and its predecessor are included in this Form 10-Q for the stated period.

(4)   Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(5)   Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2005			2004
	Hiland Partners, LP	Continental Gas, Inc. (Predecessor)	Total	Continental Gas, Inc. (Predecessor)

Operating income	$1,360	$608	$1,968	$933
Add:
Operations and maintenance	797	780	1,577	1,196
Depreciation, amortization and accretion	1,165	512	1,677	847
General and administrative	187	166	353	264
Total segment margin	$3,509	$2,066	$5,575	$3,240

We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations. We review total segment margin monthly for a consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and cost of crude oil purchased by us from third parties. Our compression segment margin will equal the fee we will earn under our Compression Services Agreement with Continental Resources, Inc. for providing air compression and water injection services. The fee that we will earn under this agreement will be fixed as long as our facilities meet specified availability requirements, regardless of Continental Resources, Inc.’s utilization. As a result, our compression segment margin will be dependent on our ability to meet their utilization levels.

(6)   We define EBITDA, a non-GAAP financial measure, as net income plus interest expense, provisions for income taxes and depreciation, amortization and accretion expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others to access: (1) the financial performance of our assets without regard to financial methods, capital structure or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; (3) our operating performance and return on capital structure; and (4) the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities. EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our banks and is used as a gauge for compliance with our financial covenants under our credit facilities.

Basis of Presentation

WE ARE REQUIRED TO PRESENT, DISCUSS AND ANALYZE THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONTINENTAL GAS, INC., PREDECESSOR, FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HILAND PARTNERS, LP FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005, WHICH INCLUDES THE RESULTS OF OPERATIONS FOR THE ASSETS ACQUIRED FROM HILAND PARTNERS, LLC (WORLAND GATHERING SYSTEM AND COMPRESSION ASSETS) FROM FEBRUARY 15, 2005 (45 DAYS FOR THE PERIOD).

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues.  Total revenues (midstream and compression) were $25.8 million for the three months ended March 31, 2005 compared to $21.1 million for the three months ended March 31, 2004, an increase of $4.7 million, or 22.5%.  Of this increase, $2.4 million was attributable to higher average realized natural gas prices and NGL sales prices and $1.5 million was attributable to higher residue and NGL sales volumes. The volume increase was primarily attributable to the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

Midstream revenues were $25.2 million for the three months ended March 31, 2005 compared to $21.1 million for the three months ended March 31, 2004, an increase of $4.1 million, or 19.6%.  This increase is primarily attributable to higher average realized natural gas prices and NGL sales prices and increased volumes associated with the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

Natural gas sales volumes were 39,423 MMBtu/d for the three months ended March 31, 2005 compared to 38,232 MMBtu/d for the three months ended March 31, 2004, an increase of 1,191 MMBtu/d, or 3.1%.  NGL sales volumes were 1,317 Bbls/d for the three months ended March 31, 2005 compared to 938 Bbls/d for the three months ended March 31, 2004, an increase of 379 Bbls/d, or 40.4%.  The increase in volumes is primarily associated with the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

Average realized natural gas sales prices were $5.56 per MMBtu for the three months ended March 31, 2005 compared to $5.18 per MMBtu for the three months ended March 31, 2004, an increase of $0.38 per MMBtu, or 7.3%.  In addition, average realized NGL sales prices were $0.84 per gallon for the three months ended March 31, 2005 compared to $0.63 per gallon for the three months ended March 31, 2004, an increase of $0.21 per gallon or 33.3%.  The change in our average realized natural gas and NGL sales prices was primarily a result of higher index prices.  The change in index prices was primarily a result of a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Compression revenues were $0.6 million for the three months ended March 31, 2005.  The compression assets were acquired from Hiland Partners, LLC on February 15, 2005, the date Hiland Partners, LP commenced operations.  Continental Gas, Inc., our predecessor, did not have a compression segment, therefore, there were no compression revenues reported for the three months ended March 31, 2004. See Basis of Presentation.

Midstream Purchases.  Midstream purchases were $20.2 million for the three months ended March 31, 2005 compared to $17.8 million for the three months ended March 31, 2004, an increase of $2.4 million, or 13.4%.  This increase is primarily attributable to higher average realized natural gas prices and NGL sales prices and increased volumes associated with the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

Operations and Maintenance.  Operations and maintenance totaled $1.6 million for the three months ended March 31, 2005 compared with $1.2 million for the three months ended March 31, 2004, an increase of $0.4 million, or 31.9%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion totaled $1.7 million for the three months ended March 31, 2005 compared with $0.8 million for the three months ended March 31, 2004, an increase of $0.9 million, or 98.0%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.  See Basis of Presentation.

General and Administrative.  General and administrative totaled $0.4 million for the three months ended March 31, 2005 compared with $0.3 million for the three months ended March 31, 2004, an increase of $0.1 million, or 33.7%.  The increase is primarily attributable to adding staff as a result of our growth and in preparation of our public offering.

Other Income (Expense).  Other income (expense) totaled ($0.3) million for the three months ended March 31, 2005 compared with ($0.2) million for the three months ended March 31, 2004, an increase in expense of $0.1 million, or 83.4%.  The increase is primarily attributable to increased amortization of deferred debt issuance costs associated with our new credit facility.  As of May 2, 2005, we had no indebtedness outstanding under the new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We completed our initial public offering of 2,300,000 common units of Hiland Partners, LP on February 15, 2005, realizing proceeds of $48.1 million, net of $3.6 million of underwriting commissions.  The proceeds of the public offering were used to: (i) repay approximately $22.9 million of outstanding indebtedness, (ii) pay the remaining $2.2 million of expenses associated with the offering and the related formation transactions, (iii) make a distribution of approximately $3.9 million to the former owners of Hiland Partners, LLC in reimbursement of certain capitalized expenditures related to the assets of Hiland Partners, LLC that were contributed to us, (iv) pay $0.8 million of deferred debt issuance costs related to the credit facility, (v) replenish approximately $12.0 million of working capital and (vi) redeem an aggregate of 300,000 common units from an affiliate of Harold Hamm and the Hamm Trusts for $6.3 million.

We now have $55 million available and unused under our credit agreement.  We believe our current cash balances, future internally-generated funds and funds available under our credit agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

On April 25, 2005, we announced our first regular cash distribution for the first quarter of 2005 of $0.225 per unit, based on the minimum quarterly cash distribution of $0.45 prorated for the period since the initial public offering on February 15, 2005.  The distribution is payable on all common, subordinated and general partner units and will be paid May 13, 2005, to all unitholders of record May 5, 2005.  The aggregate amount of the distribution will be $1.6 million.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $9.8 million to ($6.8) million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004.  Working capital items, exclusive of cash, decreased cash flows by $9.7 million during the first three months of 2005, primarily as a result of rebuilding our accounts receivable after the closing of the initial public offering.  Receivables not contributed from CGI totaled $9.1 million.  Net income for the three months ended March 31, 2005 was $1.6 million, an increase of $0.8 million from a net income of $0.8 million for the three months ended March 31, 2004.  The non-cash items of depreciation, amortization, accretion, and deferred loan costs increased $1.0 million in the first three months of 2005 compared with the same period in 2004.

Cash Flows Used for Investing Activities

Cash flows used for investing activities decreased to $0.3 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004.  These amounts represented investments in property and equipment for both periods.

Cash Flows from Financing Activities

We completed our initial public offering of 2,300,000 on February 15, 2005, receiving net proceeds of $48.1 million.  The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) repay debt of $22.9 million owed to banks, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC.  We retained $12.2 million to replenish working capital.

During the period from January 1, 2005 to February 14, 2005, CGI paid $1.1 million on its bank debt.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures, which we have budgeted $2.0 million for in 2005.  We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity capital offerings.  See “Credit Facility” below for information related to the credit agreement we entered into in February 2005.

Credit Facility

Concurrently with the closing of our initial public offering, we entered into a three-year $55.0 million senior secured revolving credit facility.  MidFirst Bank, a federally chartered savings association located in Oklahoma City, Oklahoma, is a lender and serves as administrative agent under this facility.  As of May 6, 2005, we had no indebtedness outstanding under the credit facility.  The credit facility consists of:

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

The credit facility imposes certain requirements, including: prohibition against distribution to Unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, grant liens, make loans, acquisitions, and investments, change the nature of our business, enter a merger or consolidation, or sell assets, amend material agreements; and covenants that require maintenance of certain levels of tangible net worth, EBITDA to interest expense ratio, and debt to EBITDA ratio.  If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In October 1995, the FASB issued SFAS No. 123 “Share-Based Payments” which was revised in December 2004 (collectively, “FASB 123R”).  FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued.  The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock or unit options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  In accordance with SEC Release No. 33-8568, we will adopt SFAS 123R as of the first interim period beginning on or after January 1, 2006.  We expect to apply the statement using the permitted modified retrospective method, presenting all interim periods of the year of adoption, beginning January 1, 2006.  We had 143,000 options outstanding as of March 31, 2005.

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

No impairment charges were recognized during each of the three months ended March 31, 2004 and 2005.

Revenue Recognition.   Revenues for sales of natural gas and NGLs product sales are recognized at the time the product is delivered and title is transferred.  Revenues for compression services are recognized when the services under the agreement are performed.  Revenues from oil and gas production (discontinued operations) are recorded in the month produced and title is transferred to the purchaser.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.  We also incur, to a lesser extent, risks related to interest rate fluctuations.  We do not engage in commodity energy trading activities.

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  For the three months ended March 31, 2005, a $0.10 per MMBtu increase in the price of natural gas combined with a $0.01 per gallon increase in NGL prices would have increased our total segment margin by $30,429, whereas a $0.10 per MMBtu decrease in the price of natural gas offset by a $0.01 per gallon increase in NGL prices would have increased our total segment margin by $29,759.  In addition, for the three months ended March 31, 2005, a $0.10 per MMBtu increase in the price of natural gas offset by a $0.01 per gallon decrease in NGL prices would have decreased our total segment margin by $20,760, whereas a $0.10 per MMBtu decrease in the price of natural gas combined with a $0.01 per gallon decrease in NGL prices would have decreased our total segment margin by $21,763.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  We had no indebtedness outstanding under our credit facility at May 6, 2005.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  BP Energy Company and OGE Energy Resources, Inc. were our largest customers for the three months ended March 31, 2005, accounting for approximately 31.1% and 23.6%, respectively, of our revenues.  Consequently, changes within BP Energy Company’s or OGE Energy Resources, Inc.’s operations have the potential to impact, both positively and negatively, our credit exposure.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.   Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)   Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Matters

None.

Item 6. Exhibits

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by referenced to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908))

3.2	—

First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908))

3.4	—

Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC(incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

10.1	—

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

10.2*	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908))

10.3	—

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and Continental Resources, Inc. (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

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

Partners, LLC, Continental Gas Holdings, Inc., Hiland Energy Partners, LLC, Harold Hamm, Harold Hamm HJ Trust, Harold Hamm DST Trust, Equity Financial Services, Inc., Randy Moeder, and Ken Maples effective as of February 15, 2005 (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

10.9*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908))

10.10	—

Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

10.11*	—	Director’s Compensation Summary (incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 30, 2005)

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†   Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*  Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 13th day of May, 2005.

HILAND PARTNERS, LP

By: Hiland Partners GP, LLC, its general partner

By:	/s/ Randy Moeder
Randy Moeder
Chief Executive Officer, President and Director

By:	/s/ Ken Maples
Ken Maples
Chief Financial Officer, Vice President–Finance,
Secretary and Director

Exhibit Index

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