Form 10-Q
period 2005-06-30
Hiland Partners, LP
filed 2005-08-12
CIK 1306527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

The number of the registrant’s outstanding equity units at August 3, 2005 was 2,720,000 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

Item 1. Financial Statements

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Balance Sheets

	Hiland Partners, LP June 30, 2005	Continental Gas, Inc. (Predecessor) December 31, 2004
	(Unaudited)	(Audited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,093	$217
Accounts receivable:
Trade	8,857	9,663
Affiliates	1,105	758
	9,962	10,421
Inventories	153	153
Other current assets	336	118
Total current assets	16,544	10,909

Property and equipment, net	67,015	37,075
Intangibles, net	25,765	—
Other assets, net	1,098	1,191

Total assets	$110,422	$49,175

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$6,053	$5,649
Accounts payable-affiliates	2,583	2,998
Accrued liabilities	980	327
Current maturities of long-term debt	—	2,429
Total current liabilities	9,616	11,403
Commitments and contingencies
Long-term debt, net of current maturities	—	12,643
Asset retirement obligation	1,033	619

Owners’ equity
Predecessor stockholders’ equity	—	24,510
Common unitholders (2,720,000 units issued and outstanding at June 30, 2005)	47,978	—
Subordinated unitholders (4,080,000 units issued and outstanding at June 30, 2005)	49,977	—
General partner interest (2% interest with 138,776 equivalent units outstanding at June 30, 2005)	1,818	—
Total owners’ equity	99,773	24,510

Total liabilities and owners’ equity	$110,422	$49,175

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Combined Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Hiland Partners, LP 2005	Continental Gas, Inc. (Predecessor) 2004	Hiland Partners, LP 2005	Continental Gas, Inc. (Predecessor) 2004
	(in thousands except per unit data)
Revenues:
Midstream operations
Third parties	$27,980	$23,056	$52,172	$43,291
Affiliates	1,418	793	2,402	1,608
Compression services, affiliate	1,205	—	1,807	—
Total revenues	30,603	23,849	56,381	44,899

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	15,177	13,848	29,037	24,675
Midstream purchases -affiliate (exclusive of items shown separately below)	8,855	6,664	15,198	13,647
Operations and maintenance	1,609	1,033	3,186	2,229
Depreciation, amortization and accretion	2,335	963	4,012	1,810
General and administrative	665	215	1,018	479
Total operating costs and expenses	28,641	22,723	52,451	42,840
Operating income	1,962	1,126	3,930	2,059

Other income (expense):
Interest and other income	35	3	41	16
Amortization of deferred loan costs	(71)	(26)	(277)	(51)
Interest expense	(47)	(166)	(181)	(335)
Total other income (expense)	(83)	(189)	(417)	(370)

Income from continuing operations	1,879	937	3,513	1,689
Discontinued operations, net	—	71	—	86

Net income	1,879	$1,008	3,513	$1,775

Less income attributable to predecessor	—		493
Less general partner interest in net income	37		60
Limited partners’ interest in net income	$1,842		$2,960

Net income per limited partners’ unit – basic	$0.27		$0.44

Net income per limited partners’ unit – diluted	$0.27		$0.43

Weighted average limited partners’ units outstanding -basic	6,800		6,800

Weighted average limited partners’ units outstanding -diluted	6,851		6,848

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Combined Statements of Cash Flows

For the Six Months Ended (Unaudited)

	Hiland Partners, LP June 30, 2005	Continental Gas, Inc. (Predecessor) June 30, 2004
	(in thousands)
Cash flows from operating activities:
Net income	$3,513	$1,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,995	1,862
Change in asset retirement obligation	17	14
Amortization of deferred loan cost	277	51
(Increase) decrease in current assets:
Accounts receivable	(8,376)	(1,006)
Accounts receivable - affiliates	(151)	170
Inventories	—	122
Other current assets	(172)	—
Increase (decrease) in current liabilities:
Accounts payable	(387)	812
Accounts payable-affiliates	(300)	358
Accrued liabilities	588	86
Surety deposit for production taxes	(330)	—
Net cash provided by (used in) operating activities	(1,326)	4,244

Cash flows from investing activities:
Additions to property and equipment	(1,300)	(3,429)
Net cash used in investing activities	(1,300)	(3,429)

Cash flows from financing activities:
Proceeds from public offering - net	48,128	—
Redemption of common units	(6,278)	—
Distributions to organizers	(3,851)	—
Cash not contributed to organizers	(869)	—
Repayments to affiliates	—	(1,214)
Payments on long-term borrowings	(23,951)	—
Debt issuance costs	(867)	(6)
Payment of offering costs	(2,249)	—
Cash distribution to unitholders	(1,561)	—
Net cash provided by (used in) financing activities	8,502	(1,220)

Increase (decrease) for the period	5,876	(405)
Beginning of period	217	496
End of period	$6,093	$91

Supplementary information
Cash paid for interest	$153	$432

See Notes 2 and 10 for non-cash business transactions.

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

Consolidated Combined Statement of Owners’ Equity

(Unaudited)

	Continental Gas, Inc. (Predecessor)	Common Units	Subordinated Units	General Partner Interest	Total
	(in thousands)

Balance, December 31, 2004	$24,510	$—	$—	$—	$24,510

Assets not contributed to Hiland Partners, LP	(9,972)	—	—	—	(9,972)

Net income from January 1, 2005 through February 14, 2005	493	—	—	—	493

Allocation of net parent investment to unitholders	(15,031)	2,191	12,418	422	—

Contribution of Hiland Partners, LLC by owners	—	7,092	40,190	1,367	48,649

Proceeds from initial public offering, net of underwriter discount	—	48,128	—	—	48,128

Offering costs	—	(3,365)	—	—	(3,365)

Redemption of Common Units from Organizers	—	(6,278)	—	—	(6,278)

Distributions at organization	—	(362)	(3,489)	—	(3,851)

Periodic cash distributions	—	(612)	(918)	(31)	(1,561)

Net income from February 15, 2005 through June 30, 2005	—	1,184	1,776	60	3,020

Balance, June 30, 2005	$—	$47,978	$49,977	$1,818	$99,773

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

CONTINENTAL GAS, INC. (PREDECESSOR)

CONDENSED NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands, except unit amounts and per unit amounts or unless otherwise noted)

Note 1:  Organization, Basis of Presentation and Principles of Consolidation

Hiland Partners, LP, a Delaware limited partnership, was formed in October 2004 to acquire and operate certain of the midstream natural gas plants, gathering systems, and compression and water injection assets previously owned by Continental Gas, Inc. and Hiland Partners, LLC.  References in this quarterly report on Form 10-Q to “we,” “our,” “us,” or similar terms refer to Hiland Partners, LP and its operating subsidiaries after giving effect to the formation transactions described above.

Continental Gas, Inc. historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland gathering system.  Prior to July 21, 2004, Continental Gas, Inc. was owned by Continental Resources, Inc., an independent exploration and development company owned by Harold Hamm, the Chairman of the Board of Directors of our general partner and the Harold Hamm DST and the Harold Hamm HJ Trusts, which are trusts established for the benefit of Harold Hamm’s children and which we refer to herein as the “Hamm Trusts.”  On July 21, 2004, Continental Resources, Inc. completed the transfer of Continental Gas, Inc. to Harold Hamm and the Hamm Trusts.  Hiland Partners, LLC historically owned our Worland gathering system, our compression services assets and the Bakken gathering system.  Hiland Partners, LLC was owned by the Hamm Trusts and Equity Financial Services, Inc., an entity owned by Randy Moeder, our President and Chief Executive Officer and a director of our general partner.

In October 2004, Hiland Partners, LP filed a registration statement on Form S-1 with the Securities and Exchange Commission, relating to its proposed initial public offering.  On February 15, 2005, the Partnership closed its offering and (a) substantially all of Continental Gas, Inc.’s assets and liabilities were transferred to Continental Gas Operating, LP, (b) substantially all of Hiland Partners, LLC’s assets less the Bakken gathering system were transferred to Hiland Energy Partners, LLC, and (c) all of the interests in these two operating entities were transferred to Hiland Partners, LP.  Harold Hamm and members of our management own a 100% managing member interest in Hiland Partners GP, LLC, our general partner.

Concurrently with the closing of our initial public offering, we established a $55.0 million credit facility through our operating company, Hiland Operating, LLC, with MidFirst Bank, a federally chartered savings association located in Oklahoma City, Oklahoma, as administrative agent and a lender, with an option to increase the amount to $90.0 million under certain conditions.  As of August 3, 2005, we had no indebtedness outstanding under the credit facility.

The financial statements for the three and six months ended June 30, 2005 and 2004 included herein have been prepared without audit, pursuant to the rules and regulation of the United States Securities and Exchange Commission (the “SEC”).  The statements of operations, cash flow and partners’ equity include the accounts of Continental Gas, Inc. through February 14, 2005 and Hiland Partners, LP for the period only from February 15, 2005 to June 30, 2005.  The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Continental Gas, Inc. (Predecessor) and Hiland Partners, LLC, and notes thereto, for the year ended December 31, 2004 as presented in the Partnership’s Form 10-K for the year ended December 31, 2004.

The interim financial statements reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of our results for the interim periods to the extent permitted by GAAP.  Such adjustments are considered to be of a normal recurring nature.  Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2005.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include our accounts and those of our subsidiaries.  All significant intercompany transactions and balances have been eliminated. In addition, the consolidated financial statements include the financial position and results of operations of assets owned by Continental Gas, Inc. or Hiland Partners, LLC that were contributed to the Partnership concurrently with the completion of our initial public offering.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.  For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required.  Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change or for each reporting period.

Intangible assets consist of the acquired value of existing contracts to sell natural gas and other NGLs and compression contracts, which have a significant residual value.  The contracts are being amortized over ten years.  The deferred loan costs are being amortized over the life of the credit facility.

Shared Based Compensation

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

None of the entities (the Partnership, Continental Gas, Inc., or Hiland Partners, LLC) had issued any options prior to February 10, 2005.

The Partnership applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation awards.  Accordingly, no compensation cost has been recognized for unit options granted in the accompanying consolidated financial statements.  The following pro forma data is calculated as if compensation cost for the Partnership’s share-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,879	$3,513
Less income attributable to predecessor	—	493
Net income (net of predecessor income)	1,879	3,020
Share based compensation adjustment	(317)	(450)
Pro forma net income	1,562	2,570
Less general partner interest	(31)	(51)
Limited partner’s interest in pro forma net income	$1,531	$2,519
Net income per limited partner unit as reported, basic	$0.27	$0.44
Net income per limited partner unit as reported, diluted	$0.27	$0.43
Adjustment, basic	$(0.05)	$(0.07)
Adjustment, diluted	$(0.05)	$(0.06)
Proforma net income per limited partner unit, basic	$0.22	$0.37
Proforma net income per limited partner unit, diluted	$0.22	$0.37
Weighted average limited partner units outstanding, basic	6,800,000	6,800,000
Weighted average limited partner units outstanding, diluted	6,851,000	6,848,000

As of June 30, 2005, there were 143,000 options outstanding.  The fair value of each option grant is estimated on the date of grant using the American Binomial option pricing model with the following weighted average assumptions used for grants in 2005: risk-free interest rates of 3.77 percent; 5.00 percent dividend yield; no assumed forfeitures; expected lives of 5.9 years; and volatility of 32 percent.  The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

Note 2:  Initial Public Offering of Hiland Partners, LP

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

All of our initial assets were contributed by the former owners of Continental Gas, Inc., Hiland Partners, LLC, and certain of our affiliates, including our general partner, in exchange for an aggregate of 720,000 common units and 4,080,000 subordinated units, a 2% general partner interest in us and all of our incentive distribution rights, which entitle the general partner to increasing percentages of the cash we distribute in excess of $0.495 per unit per quarter. The assets of Continental Gas, Inc. transferred to the Partnership are recorded at historical cost as it is considered to be a reorganization of entities under common control and Continental Gas, Inc. is considered the Partnership’s accounting predecessor.   In consideration for the transfer, Harold Hamm and the Hamm Trusts received 467,073 common units and 2,646,749 subordinated units of the Partnership.  Immediately following the closing of the offering, 195,991 of the common units were redeemed for approximately $4.1 million.

The following table presents the assets and liabilities of our predecessor immediately prior to contributing assets to Hiland Partners, LP, and assets and liabilities contributed to Hiland Partners, LP, and the predecessor’s assets and liabilities that were not contributed to Hiland Partners, LP.

Continental Gas, Inc. (Predecessor)

As of February 14, 2005

(in thousands)

	Continental Gas, Inc. (Predecessor) 14-Feb-05	Net Assets Not Contributed	Contributed to Hiland Partners, LP 15-Feb-05
ASSETS
Current assets:
Cash and cash equivalents	$869	$869	$—
Accounts Receivable	10,521	9,101	1,420
Inventories	153	—	153
Other current assets	291	2	289
Total Current Assets	11,834	9,972	1,862
Property and equipment, at cost, net	36,805	—	36,805
Other assets, net	3,388	—	3,388
Total assets	52,027	9,972	42,055

LIABILITIES
Current liabilities:
Accounts payable	11,703	—	11,703
Accrued liabilities	700	—	700
Current maturities of long term debt	2,429	—	2,429
Total current liabilities	14,832	—	14,832
Commitments and contingencies	—	—	—
Long term debt, net of current maturities	11,570	—	11,570
Asset retirement obligation	622	—	622
Total liabilities	27,024	—	27,024

NET ASSETS	$25,003	$9,972	$15,031

The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase.  In consideration for the transfer of assets and liabilities of Hiland Partners, LLC, the Hamm Trusts received 247,868 common units and 1,404,586 subordinated units of the Partnership.  Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million.  Equity Financial Services, Inc. received 5,059 common units and 28,665 subordinated units of the Partnership, none of which were redeemed.

As a part of the transactions, Harold Hamm, the Hamm Trusts, Equity Financial Services, Inc., Mr. Moeder, and Mr. Maples received an aggregate of 138,776 equivalent units of the General Partner, representing substantially all of the ownership of the general partner and a 2% equity ownership of the Partnership.

We used the proceeds of the public offering to:  redeem an aggregate of 300,000 common units from Harold Hamm and the Hamm Trusts for $6.3 million; repay $14.0 million in debt owed by Continental Gas, Inc. and $8.9 million in debt acquired from Hiland Partners, LLC; pay the remaining $2.2 million of expenses associated with the offering and formation transactions; pay $0.6 million of debt issuance costs related to the credit facility; distribute $3.9 million to the former owners of Hiland Partners, LLC in reimbursement of certain capitalized expenditures related to the assets of Hiland Partners, LLC that were contributed to the Partnership; and replenish approximately $12.2 million of working capital.

In connection with this offering, we entered into a four-year agreement with Continental Resources, Inc., an affiliate of Harold Hamm, under which they agreed to pay us an operating fee of approximately $400 per month for us to provide air and water compression service for Continental Resources, Inc.’s secondary recovery operations in North Dakota.  We have recorded $1.8 million of revenues from Continental Resources, Inc. under the compression services agreement for the period from February 15, 2005 through June 30, 2005.

We also entered into an omnibus agreement with Continental Resources, Inc. that became effective February 15, 2005 (the “Omnibus Agreement”) and determines the services Continental Resources, Inc. will provide to us and the liabilities from which Continental Resources, Inc. will indemnify us.  Under the agreement, Continental Resources, Inc. will charge us the lower of Continental Resources, Inc.’s cost or $50 per year for a two-year period for certain general, administrative and information technology support.  Continental Resources, Inc., Hiland Partners, LLC, and Continental Gas Holdings, Inc. agreed to indemnify the Partnership for income tax liabilities arising from operations prior to the closing of the offering and Continental Resources, Inc. agreed to indemnify the Partnership for liabilities associated with oil and gas properties conveyed by Continental Gas, Inc. to Continental Resources, Inc. for a period of five years from the closing date of the offering.  In addition, Harold Hamm, Hiland Partners, LLC, and Continental Resources, Inc. agreed, with certain exceptions, not to engage in, whether by acquisition or otherwise, midstream and NGL gathering and processing in the continental United States.  In addition, Hiland Partners, LLC has granted the Partnership a two-year option to purchase its Bakken gas gathering system pursuant to the Omnibus Agreement.  For a description of this agreement, please read “Item 13.  Certain Relationships and Related Party Transactions – Omnibus Agreement” of the Partnership’s Form 10-K for the fiscal year ended December 31, 2004.

Note 3:  Pro forma Operations

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
	(in thousands)
Revenues as reported	$23,849	$56,381	$44,899
Revenues from Hiland Partners, LLC	2,852	1,318	5,758
Pro forma revenues	$26,701	$57,699	$50,657

Net income as reported	$1,008	$3,513	$1,775
Additional income from acquired interest	994	377	2,192
Pro forma net income	$2,002	3,890	$3,967
Less income attributable to predecessor		870
Less general partner interest in proforma net income		60
Limited partners’ interest in proforma net income		$2,960
Proforma net income per limited partner unit, basic		$0.44
Proforma net income per limited partner unit, diluted		$0.43
Weighted average limited partner units outstanding, basic		6,800,000
Weighted average limited partner units outstanding, diluted		6,848,000

Note 4: Net Income per Limited Partners’ Unit

The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before February 15, 2005), by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit – basic and income per limited partner unit – diluted assuming dilution for the quarter ended June 30, 2005 and for the six months ended June 30, 2005:

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
For the quarter ended June 30, 2005:
Income per limited partner unit -basic:
Income available to limited unitholders	$1,842		$0.27
Weighted average limited partner units outstanding		6,800,000
Income per limited partner unit – diluted:
Unit Options		51,000
Income available to common unitholders plus assumed conversions	$1,842	6,851,000	$0.27

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
For the six months ended June 30, 2005:
Income per limited partner unit -basic:
Income available to limited unitholders	$2,960		$0.44
Weighted average limited partner units outstanding		6,800,000
Income per limited partner unit – dilued:
Unit Options		48,000
Income available to common unitholders plus assumed conversions	$2,960	6,848,000	$0.43

Note 5: Distribution to Unitholders

On April 25, 2005, we announced our first regular cash distribution in 2005 of $0.225 per unit, based on the minimum quarterly cash distribution of $0.45 prorated for the period since the initial public offering on February 15, 2005. The distribution to all common, subordinated and general partner units was paid May 13, 2005, to all unitholders of record on May 5, 2005. The aggregate amount of the distribution was $1.6 million.

On July 26, 2005, we announced a regular cash distribution of $0.4625 per unit for the second quarter of 2005.  This represents an increase of $0.0125 per unit over our minimum quarterly distribution rate of $0.45.  The distribution to all common, subordinated and general partner units is to be paid on August 12, 2005 to all unitholders of record on August 5, 2005. The aggregate amount of the distribution will be $3.2 million.

Note 6: Other Assets

In April, 2005, a cash deposit of $330 representing an estimate of one months production taxes was made to the State of Oklahoma in lieu of a surety bond.  The deposit is included in other assets at June 30, 2005.

Note 7:  Commitments and Contingencies

The Partnership has executed fixed price physical forward sales contracts on approximately 50,000 MMBtu per month through December 2007 with weighted average fixed prices per MMBtu of $4.53, $4.47 and $4.49, respectively, for years 2005 through 2007. Such contracts qualify as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.

The Partnership maintains a defined contribution retirement plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Through June 30, 2005 and 2004, contributions to the plan were 5.0% of eligible employees’ compensation. Expense for the three months ended June 30, 2005 and 2004 was $27 and $18, respectively.  Expense for the six months ended June 30, 2005 and 2004 was $41 and $34, respectively.

 The Partnership and other affiliated companies participate jointly in a self-insurance pool (the “Pool”) covering health and workers’ compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these are reinsured through third party providers. Premiums charged to the Partnership are based on estimated costs per employee of the Pool. No additional premium assessments are anticipated for periods prior to June 30, 2005. Property and general liability insurance is maintained through third-party providers with a $100 deductible on each policy.

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

Note 8:  Related Party Transactions

The Partnership sells natural gas and NGLs to affiliated companies.   Sales of product totaled $1,418 and $793 for the quarters ended June 30, 2005 and 2004, respectively.  Sales of product were $2,402 and $1,608 for the six month periods ended June 30, 2005 and 2004, respectively.  Compression revenues of $1,205 and $1,807 for the three and six month periods ended June 30, 2005 are exclusively to an affiliated company.  There were no compression revenues in the similar periods in 2004.

The Partnership purchases natural gas and NGLs from affiliated companies. Purchases of product totaled $8,855 and $6,664 for the quarters ended June 30, 2005 and 2004, respectively.  Purchases of product were $15,198 and $13,647 for the six month periods ended June 30, 2005 and 2004, respectively.

The Partnership utilizes unconsolidated affiliated companies to provide services to its plants and pipelines and certain administrative costs. The total amount paid to these companies was $28 and $36 during the quarters ended June 30, 2005 and 2004, respectively.  Amounts paid in the six months ended June 30, 2005 and 2004 were $59 and $82, respectively.

The Partnership leases office space under operating leases directly or indirectly from the principal unitholder. Rent expense for these leases totaled $19 and $9 for the quarters ended June 30, 2005 and 2004, respectively, and $28 and $19 for the six months ended June 30, 2005 and 2004, respectively.

Pursuant to an option agreement contained in an omnibus agreement we entered into with Hiland Partners, LLC and Harold Hamm and his affiliates in connection with our initial public offering, Hiland Partners, LLC granted us an exclusive two-year option to purchase its Bakken gathering system, located in eastern Montana, at fair market value at the time of purchase.  On May 11, 2005, the Partnership provided written notice to Hiland Partners, LLC advising of its intent to exercise the option.  The valuation process outlined in the omnibus agreement is currently underway.  As of June 30, 2005, the Bakken gathering system consisted of approximately 223 miles of gas gathering pipeline, a processing plant, two compressor stations, which are comprised of three units with an aggregate of approximately 4,434 horsepower, and one fractionation facility.  The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004 and total plant throughput on June 30, 2005 was 8,568 Mcf.  The gathering system has an initial capacity of approximately 21,000 Mcf/d.

Note 9: Business Segments

As a part of the transaction discussed in Note 2, Hiland Partners, LP acquired an operating segment from Hiland Partners, LLC.  Continental Gas, Inc. (Precedessor) did not have operating segments.  Hiland Partners, LP’s operations are classified into two reportable segments:

(1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

(2)   Compression, which is providing air compression and water injection services for Continental Resources, Inc.’s oil and gas secondary recovery operations that are ongoing in North Dakota.

Hiland Partners, LP evaluates the performance of its segments and allocates resources to them based on operating income. Hiland Partners, LP’s operations are conducted in the United States.

Midstream assets totaled $72,305 at June 30, 2005.  Assets attributable to compression operations totaled $38,117.  Capital expenditures of $1,300 for the six months ended June 30, 2005 were entirely related to the midstream segment.  The tables below present information about operating income for the reportable segments for the quarter ended June 30, 2005 and for the six months ended June 30, 2005.

	Quarter Ended June 30, 2005
	Midstream	Compression	Total
Revenues	$29,398	$1,205	$30,603
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	24,032	—	24,032
Operations and maintenance	1,459	150	1,609
Depreciation and amortization	1,442	893	2,335
General and administrative	648	17	665
Total operating costs and expenses	27,581	1,060	28,641
Income from operations	$1,817	$145	1,962
Other income (expense):
Interest and other income			35
Amortization of deferred loan costs			(71)
Interest expense			(47)
Total other income (expense)			(83)
Net income			$1,879

	Six Months Ended June 30, 2005
	Midstream	Compression	Total
Revenues	$54,574	$1,807	$56,381
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	44,235	—	44,235
Operations and maintenance	2,968	218	3,186
Depreciation and amortization	2,673	1,339	4,012
General and administrative	985	33	1,018
Total operating costs and expenses	50,861	1,590	52,451
Income from operations	$3,713	$217	3,930
Other income (expense):
Interest and other income			41
Amortization of deferred loan costs			(277)
Interest expense			(181)
Total other income (expense)			(417)
Net income			$3,513

Note 10:  Discontinued Operations

During the first quarter of 2004, Continental Gas, Inc. determined it would no longer pursue its interests in direct production of oil and gas. Amounts for oil and gas income and expense are presented in these statements as discontinued operations. Effective May 31, 2004, Continental Gas, Inc. transferred all its interests in its oil and gas properties to Continental Resources, Inc..  Net assets transferred consisted leaseholds, capitalized intangibles, lease and well equipment and asset retirement costs totaling $2,489 offset by accounts payable and asset retirement obligation of $348.

A summary of oil and gas operations for the periods indicated are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$182	$—	$319
Expenses	—	(86)	—	(167)
Depreciation and amortization	—	(25)	—	(66)
Net income	$—	$71	$—	$86

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Our future results will depend upon various other risks and uncertainties, including, but not limited to those described above.  Other unknown or unpredictable factors also could have material adverse effects on our future results.  You should not put undue reliance on any forward-looking statements.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.   We undertake no duty to update our forward-looking statements to reflect the impact of events or circumstances after the date of the forward-looking statements.

OVERVIEW

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

On February 15, 2005, we closed our initial public offering of 2,300,000 common units.  Total proceeds from the sale of the units were $48.1 million, net of $3.6 million of underwriting commissions.  See “Liquidity and Capital Resources” below for further discussion of the proceeds.

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

We manage our business and analyze and report our results of operations on a segment basis.  Our operations are divided into two business segments:

•                  Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions.  Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs.  This segment generated approximately 82% of our total segment margin for the quarter ended June 30, 2005.  This segment generated approximately 85% of our total segment margin for the six months ended June 30, 2005.

•                  Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.  For the three months ended June 30, 2005, this segment generated approximately 18% of our total segment margin.  This segment generated approximately 15% of our total segment margin for the six months ended June 30, 2005.

Our midstream assets consist of seven natural gas gathering systems with approximately 865 miles of gas gathering pipelines, four natural gas processing plants, three natural gas treating facilities and two NGL fractionation facilities.  Our compression assets consist of two air compression facilities and a water injection plant.

The financial statements and financial information for the three month period ended June 30, 2004 and the six month period ended June 30, 2004 reflect the operations of Continental Gas, Inc., the predecessor to Hiland Partners, LP.  The financial statements and financial information for the six month period ended June 30, 2005 reflect the operations of the predecessor prior to February 15, 2005 and operations of Hiland Partners, LP from February 15, 2005 upon completion of our initial public offering.

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

	Three Months Ended June 30,
	2005	2004
	Hiland Partners, LP	Continental Gas, Inc. (Predecessor) (1)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$29,398	$23,849
Midstream purchases	24,032	20,512
Midstream segment margin	5,366	3,337
Compression revenues (2)	1,205	—
Total segment margin (3)	$6,571	$3,337

Summary of Operations Data:
Midstream revenues	$29,398	$23,849
Compression revenues	1,205	—
Total revenues	30,603	23,849

Midstream purchases (exclusive of items shown separately below)	24,032	20,512
Operations and maintenance	1,609	1,033
Depreciation, amortization and accretion	2,335	963
General and administrative	665	215
Total operating costs and expenses	28,641	22,723
Operating income	1,962	1,126
Other income (expense)	(83)	(189)
Income from continuing operations	1,879	937
Discontinued operations, net	—	71

Net income	1,879	1,008

Add:
Depreciation, amortization and accretion	2,335	963
Amortization of deferred loan costs	71	26
Interest expense	47	166

EBITDA (4)	$4,332	$2,163

Operating Data:
Natural gas sales (MMBTU/d)	43,241	41,470
NGL sales (Bbls/d)	1,449	1,155

	Six Months Ended June 30,
	2005			2004
	Hiland Partners, LP (5)	Continental Gas, Inc. (Predecessor) (1)	Total (6)	Continental Gas, Inc. (Predecessor) (1)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$42,761	$11,813	$54,574	$44,899
Midstream purchases	34,488	9,747	44,235	38,322
Midstream segment margin	8,273	2,066	10,339	6,577
Compression revenues (2)	1,807	—	1,807	—
Total segment margin (3)	$10,080	$2,066	$12,146	$6,577

Summary of Operations Data:
Midstream revenues	$42,761	$11,813	$54,574	$44,899
Compression revenues	1,807	—	1,807	—
Total revenues	44,568	11,813	56,381	44,899

Midstream purchases (exclusive of items shown separately below)	34,488	9,747	44,235	38,322
Operations and maintenance	2,406	780	3,186	2,229
Depreciation, amortization and accretion	3,500	512	4,012	1,810
General and administrative	852	166	1,018	479
Total operating costs and expenses	41,246	11,205	52,451	42,840
Operating income	3,322	608	3,930	2,059
Other income (expense)	(302)	(115)	(417)	(370)
Income from continuing operations	3,020	493	3,513	1,689
Discontinued operations, net	—	—	—	86

Net income	3,020	493	3,513	1,775

Add:
Depreciation, amortization and accretion	3,500	512	4,012	1,810
Amortization of deferred loan costs	264	13	277	51
Interest expense	73	108	181	335

EBITDA (4)	$6,857	$1,126	$7,983	$3,971

Operating Data:
Natural gas sales (MMBTU/d)	42,475	37,052	41,127	39,860
NGL sales (Bbls/d)	1,442	1,206	1,383	1,047

(1)   Amounts presented in the Predecessor column include only the activity of Continental Gas, Inc. for the period prior to the formation of Hiland Partners, LP on February 15, 2005.

(2)   Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(3)   Reconciliation of total segment margin to operating income:

	Three Months Ended June 30,
	2005	2004
	Hiland Partners, LP	Continental Gas, Inc. (Predecessor) (1)
	(in thousands)
Operating income	$1,962	$1,126
Add:
Operations and maintenance	1,609	1,033
Depreciation, amortization and accretion	2,335	963
General and administrative	665	215
Total segment margin	$6,571	$3,337

	Six Months Ended June 30,
	2005			2004
	Hiland Partners, LP (5)	Continental Gas, Inc. (Predecessor)	Total (6)	Continental Gas, Inc. (Predecessor) (1)
	(in thousands)
Operating income	$3,322	$608	$3,930	$2,059
Add:
Operations and maintenance	2,406	780	3,186	2,229
Depreciation, amortization and accretion	3,500	512	4,012	1,810
General and administrative	852	166	1,018	479
Total segment margin	$10,080	$2,066	$12,146	$6,577

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

(4)   We define EBITDA, a non-GAAP financial measure, as net income plus interest expense, provisions for income taxes and depreciation, amortization and accretion expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others to assess: (1) the financial performance of our assets without regard to financial methods, capital structure or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; (3) our operating performance and return on capital structure; and (4) the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities. EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our banks and is used as a gauge for compliance with our financial covenants under our credit facilities.

(5)   Amounts presented in the Hiland Partners, LP column include only the activity for the period beginning on the formation date February 15, 2005. Amounts include the operations of the assets acquired from Hiland Partners, LLC at closing of the initial public offering (Worland gathering system and compression assets).

(6)   Total income and expense items included in the Consolidated Combined Statements of Operations of Hiland Partners, LP and its predecessor are included in this Form 10-Q for the stated period.

Basis of Presentation

WE ARE REQUIRED TO PRESENT, DISCUSS AND ANALYZE THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONTINENTAL GAS, INC., PREDECESSOR, FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HILAND PARTNERS, LP FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2005, WHICH INCLUDES THE RESULTS OF OPERATIONS FOR THE ASSETS ACQUIRED FROM HILAND PARTNERS, LLC (WORLAND GATHERING SYSTEM AND COMPRESSION ASSETS) FROM FEBRUARY 15, 2005.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues.  Total revenues (midstream and compression) were $30.6 million for the three months ended June 30, 2005 compared to $23.8 million for the three months ended June 30, 2004, an increase of $6.8 million, or 28.3%.  This increase was primarily attributable to higher average realized natural gas prices and NGL sales prices and increased volumes associated with the acquisition of the Worland gathering system and the compression operation from Hiland Partners, LLC on February 15, 2005.

Midstream revenues were $29.4 million for the three months ended June 30, 2005 compared to $23.8 million for the three months ended June 30, 2004, an increase of $5.6 million, or 23.3%.  Of this increase, $3.8 million was attributable to higher average realized natural gas prices and NGL sales prices and $1.8 million was attributable to higher residue natural gas and NGL sales volumes. The volume increase is primarily attributable to the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Natural gas sales volumes were 43,241 MMBtu per day, or MMBtu/d, for the three months ended June 30, 2005 compared to 41,470 MMBtu/d for the three months ended June 30, 2004, an increase of 1,771 MMBtu/d, or 4.3%.  NGL sales volumes were 1,449 Bbls per day, or Bbls/d, for the three months ended June 30, 2005 compared to 1,155 Bbls/d for the three months ended June 30, 2004, an increase of 294 Bbls/d, or 25.5%.  The increase in volumes is primarily associated with the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Average realized natural gas sales prices were $6.03 per MMBtu for the three months ended June 30, 2005 compared to $5.29 per MMBtu for the three months ended June 30, 2004, an increase of $0.74 per MMBtu, or 14.0%.  In addition, average realized NGL sales prices were $0.87 per gallon for the three months ended June 30, 2005 compared to $0.68 per gallon for the three months ended June 30, 2004, an increase of $0.19 per gallon or 27.9%.  The change in our average realized natural gas and NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Compression revenues were $1.2 million for the three months ended June 30, 2005.  The compression assets were acquired from Hiland Partners, LLC on February 15, 2005, the date Hiland Partners, LP commenced operations.  Continental Gas, Inc., our predecessor, did not have a compression segment, therefore, there were no compression revenues reported for the three months ended June 30, 2004.

Midstream Purchases.  Midstream purchases were $24.0 million for the three months ended June 30, 2005 compared to $20.5 million for the three months ended June 30, 2004, an increase of $3.5 million, or 17.2%.  This increase is primarily attributable to higher average realized natural gas prices and NGL sales prices and the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Operations and Maintenance.  Operations and maintenance totaled $1.6 million for the three months ended June 30, 2005 compared with $1.0 million for the three months ended June 30, 2004, an increase of $0.6 million, or 55.8%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion totaled $2.3 million for the three months ended June 30, 2005 compared with $1.0 million for the three months ended June 30, 2004, an increase of $1.3 million, or 142.5%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.

General and Administrative.  General and administrative totaled $0.7 million for the three months ended June 30, 2005 compared with $0.2 million for the three months ended June 30, 2004, an increase of $0.5 million, or 209.3%.  The increase is primarily attributable to adding staff as a result of our growth and the additional inherent costs of being a public company.

Other Income (Expense).  Other income (expense) totaled ($0.1) million for the three months ended June 30, 2005 compared with ($0.2) million for the three months ended June 30, 2004, a decrease in expense of $0.1 million, or 56.1%.  The decrease is primarily attributable to decreased interest expense offset by increased amortization of deferred debt issuance costs associated with our new credit facility.  As of August 3, 2005, we had no indebtedness outstanding under the credit facility.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues.  Total revenues (midstream and compression) were $56.4 million for the six months ended June 30, 2005 compared to $44.9 million for the six months ended June 30, 2004, an increase of $11.5 million, or 25.6%.  This increase was primarily attributable to higher average realized natural gas prices and NGL sales prices and increased volumes associated with the acquisition of the Worland gathering system and the compression operation from Hiland Partners, LLC on February 15, 2005.

Midstream revenues were $54.6 million for the six months ended June 30, 2005 compared to $44.9 million for the six months ended June 30, 2004, an increase of $9.7 million, or 21.5%.  Of this increase, $6.7 million was attributable to higher average realized natural gas prices and NGL sales prices and $3.0 million was attributable to higher residue natural gas and NGL sales volumes. The volume increase is primarily attributable to the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Natural gas sales volumes were 41,127 MMBtu/d for the six months ended June 30, 2005 compared to 39,860 MMBtu/d for the six months ended June 30, 2004, an increase of 1,267 MMBtu/d, or 3.2%.  NGL sales volumes were 1,383 Bbls/d for the six months ended June 30, 2005 compared to 1,047 Bbls/d for the six months ended June 30, 2004, an increase of 336 Bbls/d, or 32.1%.  The increase in volumes is primarily associated with the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Average realized natural gas sales prices were $5.81 per MMBtu for the six months ended June 30, 2005 compared to $5.24 per MMBtu for the six months ended June 30, 2004, an increase of $0.57 per MMBtu, or 10.9%.  In addition, average realized NGL sales prices were $0.86 per gallon for the six months ended June 30, 2005 compared to $0.66 per gallon for the six months ended June 30, 2004, an increase of $0.20 per gallon or 30.3%.  The change in our average realized natural gas and NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Compression revenues were $1.8 million for the six months ended June 30, 2005.  The compression assets were acquired from Hiland Partners, LLC on February 15, 2005, the date Hiland Partners, LP commenced operations.  Continental Gas, Inc., our predecessor, did not have a compression segment, therefore, there were no compression revenues reported for the six months ended June 30, 2004.

Midstream Purchases.  Midstream purchases were $44.2 million for the six months ended June 30, 2005 compared to $38.3 million for the six months ended June 30, 2004, an increase of $5.9 million, or 15.4%.  This increase is primarily attributable to higher average realized natural gas prices and NGL sales prices and the acquisition of the Worland gathering system from Hiland Partners, LLC on February 15, 2005.

Operations and Maintenance.  Operations and maintenance totaled $3.2 million for the six months ended June 30, 2005 compared with $2.2 million for the six months ended June 30, 2004, an increase of $1.0 million, or 42.9%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion totaled $4.0 million for the six months ended June 30, 2005 compared with $1.8 million for the six months ended June 30, 2004, an increase of $2.2 million, or 121.7%.  This increase is primarily attributable to the acquisition of the Worland gathering system and the compression assets from Hiland Partners, LLC on February 15, 2005.

General and Administrative.  General and administrative totaled $1.0 million for the six months ended June 30, 2005 compared with $0.5 million for the six months ended June 30, 2004, an increase of $0.5 million, or 112.5%.  The increase is primarily attributable to adding staff as a result of our growth and the additional inherent costs of being a public company.

Other Income (Expense).  Other income was relatively unchanged for the six months ended June 30, 2005 compared with the six months ended June 30, 2004.  Amortization of deferred debt issuance costs associated with our new credit facility increased $0.2 million, offset by a decrease in interest expense of $0.2 million.  As of August 3, 2005, we had no indebtedness outstanding under the credit facility.

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

On July 26, 2005, we announced a regular cash distribution of $0.4625 per unit for the second quarter of 2005.  This represents an increase of $.0125 per unit over our minimum quarterly distribution rate of $0.45.  The distribution to all common, subordinated and general partner units is to be paid on August 12, 2005 to all unitholders of record on August 5, 2005. The aggregate amount of the distribution will be $3.2 million.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $5.5 million to ($1.3) million for the six months ended June 30, 2005 from $4.2 million for the six months ended June 30, 2004.  Working capital items, exclusive of cash, decreased cash flows by $8.8 million during the first six months ended June 30, 2005, primarily as a result of rebuilding our accounts receivable after the closing of the initial public offering.  Receivables not contributed from Continental Gas, Inc. totaled $9.1 million.  A surety deposit for production taxes totaled $0.3 million.  Net income for the six months ended June 30, 2005 was $3.5 million, an increase of $1.7 million from a net income of $1.8 million for the six months ended June 30, 2004.  The non-cash items of depreciation, amortization, accretion, and deferred loan costs increased $2.4 million in the first six months of 2005 compared with the same period in 2004.

Cash Flows Used for Investing Activities

Cash flows used for investing activities decreased to $1.3 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 30, 2004.  These amounts represented investments in property and equipment for both periods.

Cash Flows from Financing Activities

We completed our initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) repay debt of $22.9 million owed to banks, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC.  We retained $12.2 million to replenish working capital.  In May, 2005, a distribution of $1.6 million was made to unitholders.  During the period from January 1, 2005 to February 14, 2005, Continental Gas, Inc. paid $1.1 million on its bank debt.

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

Credit Facility

Concurrently with the closing of our initial public offering, we entered into a three-year $55.0 million senior secured revolving credit facility.  MidFirst Bank, a federally chartered savings association located in Oklahoma City, Oklahoma, is a lender and serves as administrative agent under this facility.  As of August 3, 2005, we had no indebtedness outstanding under the credit facility.  The credit facility consists of:

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

The credit facility imposes certain requirements, including: prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, grant liens, make loans, acquisitions, and investments, change the nature of our business, enter a merger or consolidation, or sell assets, amend material agreements; and covenants that require maintenance of certain levels of tangible net worth, EBITDA to interest expense ratio, and debt to EBITDA ratio.  If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.  As of June 30, 2005, the Partnership was in compliance with all of the covenants associated with the credit facility.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payments,” which was revised in December 2004 (collectively, “FASB 123R”).  FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued.  The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock or unit options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  In accordance with SEC Release No. 33-8568, we will adopt SFAS 123R as of the first interim period beginning on or after January 1, 2006.  We expect to apply the statement using the permitted modified retrospective method, presenting all interim periods of the year of adoption, beginning January 1, 2006.  We had 143,000 options outstanding as of June 30, 2005.

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

Asset Retirement Obligations.   SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time.  The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines.  Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration.  We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants.  The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset.  We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described.  Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.  The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets.  If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.  For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required.  Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change or for each reporting period.

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

No impairment charges were recognized during each of the three or six months ended June 30, 2005 and 2004.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.  To illustrate the impact of changes in prices for natural gas and NGL’s on our operating results, we have provided below, a matrix that reflects, for the six months ended June 30, 2005, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

NGL Price
Change ($/gal)	Natural Gas Price Change ($/MMBtu)
	$0.10	$(0.10)

$0.01	$222,000	$125,000
$(0.01)	$102,000	$(41,000)

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  We had no indebtedness outstanding under our credit facility at August 3, 2005.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  OGE Energy Resources, Inc. and BP Energy Company were our largest customers for the six months ended June 30, 2005, accounting for approximately 32.7% and 23.8%, respectively, of our revenues.  Consequently, changes within BP Energy Company’s or OGE Energy Resources, Inc.’s operations have the potential to impact, both positively and negatively, our credit exposure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 12th day of August, 2005.

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