Form 10-Q
period 2006-03-31
Hiland Partners, LP
filed 2006-05-12
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s outstanding equity units at May 4, 2006 was 4,397,633 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited, except December 31, 2005 Balance Sheet)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Owners’ Equity
Condensed Notes to Consolidated Financial Statements
Item 1A. Risk Factors
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

HILAND PARTNERS, LP

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,243	$6,187
Accounts receivable:
Trade	15,768	21,893
Affiliates	1,170	1,523
	16,938	23,416
Fair value of derivative assets	2,498	868
Other current assets	587	395
Total current assets	27,266	30,866

Property and equipment, net	128,868	120,715
Intangibles, net	40,076	41,179
Fair value of derivative assets	767	181
Other assets, net	916	1,028

Total assets	$197,893	$193,969

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$9,798	$13,324
Accounts payable-affiliates	4,628	6,122
Fair value of derivative liabilities	807	—
Accrued liabilities	994	1,126
Total current liabilities	16,227	20,572

Commitments and contingencies (Note 6)
Long-term debt, net of current maturities	41,784	33,784
Fair value of derivative liabilities	1,143	—
Asset retirement obligation	1,034	1,024

Owners’ equity
Limited partners’ interest:
Common unitholders (4,397,633 and 4,358,000 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	109,650	110,027
Subordinated unitholders (4,080,000 units issued and outstanding at March 31, 2006 and December 31, 2005)	24,103	25,126
General partner interest	2,719	2,676
Unearned compensation	—	(289)
Accumulated other comprehensive income	1,233	1,049
Total owners’ equity	137,705	138,589

Total liabilities and owners’ equity	$197,893	$193,969

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2006	2005
	(In thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$50,886	$24,191
Affiliates	1,318	984
Compression services, affiliate	1,205	603
Total revenues	53,409	25,778

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	27,155	13,860
Midstream purchases -affiliate (exclusive of items shown separately below)	14,380	6,343
Operations and maintenance	2,574	1,577
Depreciation, amortization and accretion	4,137	1,677
General and administrative expenses	1,030	353
Total operating costs and expenses	49,276	23,810
Operating income	4,133	1,968

Other income (expense):
Interest and other income	75	7
Amortization of deferred loan costs	(123)	(205)
Interest expense	(535)	(134)
Other income (expense), net	(583)	(332)

Net income	$3,550	$1,636

Less income attributable to predecessor	—	493
Less general partner interest in net income	386	23
Limited partners’ interest in net income	$3,164	$1,120

Net income per limited partners’ unit – basic	$0.37	$0.16

Net income per limited partners’ unit – diluted	$0.37	$0.16

Weighted average limited partners’ units outstanding -basic	8,454	6,800

Weighted average limited partners’ units outstanding -diluted	8,502	6,840

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$3,550	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,127	1,669
Change in asset retirement obligation	10	8
Amortization of deferred loan cost	123	205
Realized (gain) loss on derivative transactions	(82)	—
Unit based compensation	107	—
(Increase) decrease in current assets, net of acquisition effects of Hiland Partners, LLC:
Accounts receivable	6,125	(9,849)
Accounts receivable - affiliates	353	(151)
Other current assets	(192)	(147)
Increase (decrease) in current liabilities, net of acquisition effects of Hiland Partners, LLC:
Accounts payable	(3,526)	(221)
Accounts payable-affiliates	(1,494)	(300)
Accrued liabilities	(131)	311
Net cash provided by (used in) operating activities	8,970	(6,839)

Cash flows from investing activities:
Additions to property and equipment	(11,178)	(281)
Net cash used in investing activities	(11,178)	(281)

Cash flows from financing activities:
Proceeds from initial public offering - net	—	48,128
Redemption of common units from organizers	—	(6,278)
Distributions to organizers	—	(3,851)
Cash not contributed by organizers	—	(869)
Payment of initial public offering costs	—	(2,249)
Proceeds from long-term borrowings	8,000	—
Payments on long-term borrowings	—	(23,951)
Debt issuance costs	(11)	(825)
Proceeds from unit option exercise	910	—
Cash distribution to unitholders	(5,635)	—
Net cash provided by financing activities	3,264	10,105

Increase for the period	1,056	2,985
Beginning of period	6,187	217
End of period	$7,243	$3,202

Supplementary information
Cash paid for interest, net of amounts capitalized	$505	$153

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2006 (Unaudited)

					Accumulated
			General		Other		Total
	Common	Subordinated	Partner	Unearned	Comprehensive		Comprehensive
	Units	Units	Interest	Compensation	Income	Total	Income
	(in thousands)

Balance, January 1, 2006	$110,027	$25,126	$2,676	$(289)	$1,049	$138,589

Elimination of unearned compensation upon adoption of SFAS 123(R)	(289)	—	—	289	—	—

Proceeds from 39,633 common unit options exercise	892	—	18	—	—	910

Periodic cash distributions	(2,724)	(2,550)	(361)	—	—	(5,635)

Unit based compensation	107	—	—	—	—	107

Change in fair value of derivatives	—	—	—	—	184	184	$184

Net income	1,637	1,527	386	—	—	3,550	3,550

Comprehensive income							$3,734

Balance, March 31, 2006	$109,650	$24,103	$2,719	$—	$1,233	$137,705

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in thousands, except unit information or unless otherwise noted)

Note 1:  Organization, Basis of Presentation and Principles of Consolidation

Hiland Partners, LP, a Delaware limited partnership (“we,” “us,” “our,” “HPLP” or “the Partnership”), was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. (“Predecessor” or “CGI”) and Hiland Partners, LLC. We commenced operations on February 15, 2005, and concurrently with the completion of our initial public offering, CGI contributed a substantial portion of its net assets to us.

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

The financial statements for the three months ended March 31, 2006 and 2005 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the net assets and operations of assets owned by CGI (our predecessor) from January 1, 2005, certain assets of Hiland Partners, LLC that were contributed to us concurrently with the completion of our initial public offering on February 15, 2005 and the remaining net assets and operations of Hiland Partners, LLC acquired effective September 1, 2005.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and bank debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and natural gas liquids prices as a function of forward NYMEX natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains and losses on marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on derivative financial instruments. There was no other comprehensive income or loss for the three months ended March 31, 2005.

Pursuant to SFAS No. 133, we record deferred unrealized hedge gains and losses on our derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted unit awards. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and, for the three month period ended March 31, 2005, after deducting net income attributable to the Predecessor (before February 15, 2005), by both the basic and diluted weighted-average number of limited partnership units outstanding.

Share-Based Compensation

Our general partner adopted the Hiland Partners, LP Long-Term Incentive Plan for employees and directors of our general partner and employees of its affiliates, who perform services for us and our general partner or its affiliates.  The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan.  No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units.  The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (collectively, “SFAS 123R”) FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the  graded vesting attribution method. Units to be issued under our unit incentive plan will be from newly issued units. Accordingly, no compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. The following pro forma data was calculated as if compensation cost for our unit-based compensation awards during the three month period ended March 31, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

Three Months Ended
March 31, 2005
Net income as reported	$1,636
Unit based compensation adjustment	(136)
Pro forma net income	1,500
Less income attributable to predecessor	493
Less general partner interest	20
Limited partner’s interest in pro forma net income	$987
Net income per limited partner unit as reported, basic	$0.16
Net income per limited partner unit as reported, diluted	$0.16
Proforma net income per limited partner unit, basic	$0.15
Proforma net income per limited partner unit, diluted	$0.14
Weighted average limited partner units outstanding, basic	6,800,000
Weighted average limited partner units outstanding, diluted	6,840,000

The fair value of each option granted was estimated on the date of grant using the American Binomial option pricing model that used the assumptions noted below. Expected and weighted-average volatility is based on our peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the ten-year U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

	Three Months	Year Ended
	Ended	December 31,
	March 31, 2006	2005

Expected volatility	16.1 - 20.2%	20.2 - 31.0%

Weighted-average volatility	18.0%	29.6%

Expected dividend yield	5.2%	6.8%

Risk-free interest rate	4.5%	4.5%

The following table summarizes information about outstanding options for the three months ended March 31, 2006 and for the year ended December 31, 2005:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term	Value ($)

Outstanding at January 1, 2006	167,500	$24.70

Granted	28,000	$39.62

Exercised	(39,633)	$22.50		$653

Forfeited or expired	—

Outstanding at March 31, 2006	155,867	$27.94	9.1	$2,496

Exercisable at March 31, 2006	8,034	$22.50	8.8	$172

The grant-date fair value of the 47,667 options vested during the three months ended March 31, 2006 was $5.11. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $4.37. As of March 31, 2006, there was $502 of total unrecognized compensation cost related to unvested unit based compensation arrangements granted under our Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

On April 14, 2006, 13,333 of the unit options issued on February 14, 2005, were forfeited. We assumed no forfeitures in our fair value calculations as we believe this forfeiture is an isolated incident and is not indicative of the future.

During the year ended December 31, 2005 we issued 8,000 restricted common units to non-employee board members of our general partner. A restricted unit is a common unit that is subject to forfeiture.  Upon vesting, the grantee receives a common unit that is not subject to forfeiture.  The restricted units vest over a four year period from the date of issuance. The weighted average fair value at grant date was $39.69 per unit. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. None of the restricted units had vested as of March 31, 2006.

As a result of adopting SFAS 123R, we recognized additional compensation cost for unit-based payments of $87 and unit award compensation expense of $20 for the total unit based compensation expense of $107. Basic and diluted earnings per unit were reduced by $0.01 each to $0.36 as a result of the additional $87 compensation recognized under SFAS 123R.

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to dismantling and site restoration of certain of our plants and pipelines.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset Retirement Obligation, January 1, 2006	$1,024
Plus: Accretion expense	10
Asset Retirement Obligation, March 31, 2006	$1,034

Recent Accounting Pronouncements

SFAS No. 123, “Share-Based Payment”

In October 1995, the FASB issued SFAS No. 123, “Share-Based Payments,” which was revised in December 2004 (collectively, “SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and that cost will be measured based on the fair value of the equity or liability instruments issued. This standard requires entities to measure the cost of employee services received in exchange for stock or unit options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. We have applied SFAS 123R as of our first interim period beginning on January 1, 2006 and have used the permitted modified prospective method beginning as of the same date.

Note 2:  Acquisitions

On September 26, 2005, we completed our acquisition of Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. The effective date of the acquisition was September 1, 2005. Hiland Partners, LLC’s principal asset was the Bakken gathering system located in Richland County, Montana. At the time of the acquisition, the Bakken gathering system consisted of approximately 256 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations, which were comprised of three compressors with an aggregate of approximately 4,434 horsepower, and one fractionation facility. The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004.

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

In connection with our formation and our initial public offering on February 15, 2005, assets and liabilities of Hiland Partners, LLC excluding the Bakken assets were contributed to us on that date. In consideration for the contribution, the non-managing members of Hiland Partners, LLC received 247,868 of our common units and 1,404,586 of our subordinated units. Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million The managing member of Hiland Partners, LLC also received 5,059 of our common units and 28,665 of our subordinated units, none of which were redeemed. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase.

The following table presents the fair value of the assets and liabilities acquired from Hiland Partners, LLC on February 14, 2005.

Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105
Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)
Fair value of net assets acquired	$48,649

The operations of the Bakken gathering system are included in the statement of operations and statement of cash flows from September 1, 2005 forward. The operations of the assets acquired from Hiland Partners, LLC are included in the statement of operations and statement of cash flows from February 15, 2005 forward. Had the acquisitions been made effective January 1, 2005, the operations of the assets would have been included in our consolidated financial statements for the indicated period with the following pro forma impact on the consolidated combined statements of operations.

Three months
Ended March 31,
2005
Revenues as reported	$25,778
Revenues from acquired interests	5,343
Pro forma revenues	$31,121

Net income as reported	$1,636
Additional loss from acquired interests	(1,308)
Pro forma net income	$328
Less general partner interest in proforma net income	6
Limited partners’ interest in proforma net income	$322
Proforma net income per limited partner unit, basic	$0.05
Proforma net income per limited partner unit, diluted	$0.05
Weighted average limited partner units outstanding, basic	6,800,000
Weighted average limited partner units outstanding, diluted	6,840,000

Note 3:  Property and Equipment

	As of	As of
	March 31,	December 31,
	2006	2005
Land	$225	$225
Construction in progress	11,224	3,676
Pipeline and plants	126,342	122,927
Compression and water injection equipment	19,332	19,264
Other	1,836	1,689
	158,959	147,781
Less: accumulated depreciation and amortization	30,091	27,066
	$128,868	$120,715

During the three months ended March 31, 2006, we capitalized interest of $101. Construction in progress at March 31, 2006, includes $124 of capitalized interest.

Note 4:  Derivatives

We have entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. We entered into these instruments to hedge forecasted natural gas and natural gas liquids (NGLs) sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased.

We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or natural gas liquids reference prices under a hedging instrument and actual natural gas or natural gas liquids prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. We assess effectiveness using regression analysis and ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Ineffective realized non-cash gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed instruments are reflected in the contract month being hedged as an adjustment to our midstream revenue. During the three month period ended March 31, 2006 we recorded $184 in accumulated other comprehensive income for the change in fair value of derivative instruments and also recorded $82 as a realized non-cash gain on derivative transactions resulting from the ineffectiveness of our hedges. We had no derivatives for the three months ended March 31, 2005. At March 31, 2006 our accumulated other comprehensive income related to derivatives was $1,233. Of this amount we anticipate the $1,641 will be reclassified as a gain in earnings during the next twelve months and $408 will be reclassified as a loss in earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2006	2005
Fair value of derivative assets - current	$2,498	$868
Fair value of derivative assets - long term	767	181
Fair value of derivative liabilities - current	(807)	—
Fair value of derivative liabilities - long term	(1,143)	—
Net fair value of derivatives	$1,315	$1,049

The term of our derivative contracts extend out as far as March 2008. Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2006.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)
Natural Gas - Sold Fixed for Floating Swaps

	(MMBtu)	(per MMBtu)
May 2006 - March 2007	1,485,000	$8.69	$2,498
April 2007 - October 2007	945,000	$8.03	767
			$3,265

Natural Gas - Buy Fixed for Floating Swaps
	(MMBtu)	(per MMBtu)
September 2006 - March 2007	350,000	$8.87	$(247)
April 2007 - March 2008	600,000	$8.87	(317)
			$(564)

Natural Gas Liquids - Sold Fixed for Floating Swaps
	(Bbl)	(per Gallon)
September 2006 - March 2007	89,047	$1.13	$(559)
April 2007 - March 2008	152,652	$1.13	(827)
			$(1,386)

Note 5:  Long-Term Debt

	As of	As of
	March 31,	December 31,
	2006	2005
Note payable - bank	$41,784	$31,784
Less: current portion	—	—
Long-term portion	$41,784	$31,784

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

On November 21, 2005 we completed a public offering of our common units. We used $65.2 million of the $66.1 million net proceeds from the offering to repay a majority of the credit facility borrowings we used to fund the acquisition of Hiland Partners, LLC. The remaining acquisition facility available to us under the credit agreement at March 31, 2006 was $75.7 million. All of the $7.5 million working capital facility was available to us at March 31, 2006.

Our obligations under the credit facility are collateralized by substantially all of our assets and guaranteed by us and all of our subsidiaries, other than our operating company, Hiland Operating, LLC, which is the borrower under the credit facility. The credit facility is non-recourse to our general partner.

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 175 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 275 basis points per annum based on our ratio of total debt to EBITDA as defined in the agreement. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus one-half of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 30 to 50 basis points per annum based on our ratio of total debt to EBITDA will be payable on the unused portion of the credit facility.

The credit facility imposes certain requirements, including: prohibition against distributions to unitholders if, before or after the distributions, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, grant liens, make loans, acquisitions, and investments, change the nature of our business, enter into a merger or consolidation, or sell assets, amend material agreements; and covenants that require maintenance of certain levels of tangible net worth, EBITDA to interest expense ratio, and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies. As of March 31, 2006, we were in compliance with all of the covenants associated with our credit facility.

Note 6:  Commitments and Contingencies

We have executed fixed price physical forward sales contracts on approximately 50,000 MMBtu per month through December 2007 with weighted average fixed prices per MMBtu of $4.47 and $4.49, respectively, for years 2006 through 2007. We also have fixed price physical forward sales contracts to sell (1) approximately 50,000 MMBtu of natural gas per month from April 2006 through December 2006 with weighted average fixed prices per MMBtu of $9.52 and (2) approximately 50,000 MMBtu of natural gas per month from January 2007 through December 2007 with weighted average fixed prices per MMBtu of $9.13. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended March 31, 2006 and 2005 of $41 and $25, respectively.

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

Note 7:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Customer 1	19%	24%
Customer 2	18%	—
Customer 3	13%	—
Customer 4	12%	—
Customer 5	9%	32%
Customer 6	7%	10%
Customer 7	—	11%

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated

	For the Three Months Ended March 31,
	2006	2005
Supplier 1 (affiliated company)	34%	30%
Supplier 2	23%	34%
Supplier 3	14%	—
Supplier 4	9%	16%

Note 8:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product totaled $14.4 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product totaled $1.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. Compression revenues from affiliates were $1.2 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

Accounts receivable from affiliates of $1,170 at March 31, 2006 includes $1,030 from one affiliate for midstream sales. Accounts receivable from affiliates of $1,523 at December 31, 2005 includes $758 from the same affiliate for midstream sales.

Accounts payable to affiliates of $4,628 at March 31, 2006 includes $4,428 due to one affiliate for midstream purchases. Accounts payable to affiliates of $6,122 at December 31, 2005 includes $5,684 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $54 and $31 during the three months ended March 31, 2006 and 2005, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $25 and $19 for the three months ended March 31, 2006 and 2005, respectively.

Note 9:  Business Segments

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

Midstream assets totaled $163,826 at March 31, 2006. Assets attributable to compression operations totaled $34,067. All but $68 of the total capital expenditures of $11,178 for the three months ended March 31, 2006 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31, 2006
	Midstream	Compression	Total
Revenues	$52,204	$1,205	$53,409
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	41,535	—	41,535
Operations and maintenance	2,386	188	2,574
Depreciation and amortization	3,244	893	4,137
General and administrative expenses	1,007	23	1,030
Total operating costs and expenses	48,172	1,104	49,276
Income from operations	$4,032	$101	4,133
Other income (expense):
Interest and other income			75
Amortization of deferred loan costs			(123)
Interest expense			(535)
Total other income (expense)			(583)
Net income			$3,550

	For the Three Months Ended March 31, 2005
	Midstream	Compression	Total
Revenues	$25,175	$603	$25,778
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	20,203	—	20,203
Operations and maintenance	1,524	53	1,577
Depreciation and amortization	1,379	298	1,677
General and administrative expenses	337	16	353
Total operating costs and expenses	23,443	367	23,810
Income from operations	$1,732	$236	1,968
Other income (expense):
Interest and other income			7
Amortization of deferred loan costs			(205)
Interest expense			(134)
Total other income (expense)			(332)
Net income			$1,636

Note 10:  Net Income per Limited Partners’ Unit

The computation of basic net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted earnings per unit further assumes the dilutive effect of unit options and restricted units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before February 15, 2005), by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit – basic and income per limited partner unit – diluted assuming dilution for the three months ended March 31, 2006 and 2005:

	Income
	Available to
	Limited	Limited
	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2006
Income per limited partner unit -basic:
Income available to limited partners	$3,164		$0.37
Weighted average limited partner units outstanding		8,454,000
Income per limited partner unit – diluted:
Unit Options		48,000
Income available to limited partners plus assumed conversions	$3,164	8,502,000	$0.37

	Income
	Available to
	Limited	Limited
	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2005
Income per limited partner unit -basic:
Income available to limited partners	$1,120		$0.16
Weighted average limited partner units outstanding		6,800,000
Income per limited partner unit – diluted:
Unit Options		40,000
Income available to limited partners plus assumed conversions	$1,120	6,840,000	$0.16

Note 11:  Partners’ Capital and Cash Distributions

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

Distributions paid by us to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to our general partner were as follows (in thousands, except per unit amounts):

Date Cash		Per Unit Cash
Distribution		Distribution	Common	Subordinated	General Partner		Total Cash
Paid		Amount	Units	Units	Regular	Incentive	Distribution

05/13/05		$0.2250	$612	$918	$31	$—	$1,561
08/12/05		0.4625	1,258	1,887	64	—	3,209
11/14/05		0.5125	1,398	2,091	72	18	3,579
02/14/06		0.6250	2,724	2,550	112	249	5,635
05/15/06	(a)	0.6500	2,858	2,652	119	315	5,944
		$2.4750	$8,850	$10,098	$398	$582	$19,928

(a) This cash distribution was announced on April 26, 2006 and will be paid on May 15, 2006 to all unitholders of record as of May 5, 2006.

Note 12:  Subsequent Events

On May 1, 2006, we, through our wholly owned operating subsidiary, Hiland Operating, LLC completed our acquisition of Enogex Gas Gathering, L.L.C.’s Eastern Oklahoma gathering assets for $96.3 million in cash. The assets include five separate low pressure natural gas gathering systems located in the Eastern Oklahoma Arkoma Basin that includes nearly 40,000 horsepower of compression and over 550 miles of natural gas gathering pipelines that are currently gathering approximately 145,000 Mcfd.

The acquisition was financed through the issuance of 761,714 common units to our general partner, Hiland Partners GP, LLC, at a per unit price of $45.03 per unit for a total of $35.0 million which includes the general partners’ 2% contribution and the remaining $61.3 million was financed through our bank revolving credit facility. The price of the common units equaled the average closing price of the common units on the Nasdaq National Market for the three trading days ended April 28, 2006. The common units were issued on May 10, 2006 and are not entitled to receive the May 15, 2006 quarterly distribution. The issuance of the common units to Hiland Partners GP, LLC was approved by the board of directors, as well as the conflicts committee of the board of directors, of our general partner.

HILAND PARTNERS, LP

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

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

OVERVIEW

We are a Delaware limited partnership formed in October 2004 to own and operate the assets that had historically been owned and operated by Continental Gas, Inc. (“CGI”) and Hiland Partners, LLC.

CGI historically owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland and Bakken gathering systems. Hiland Partners, LLC historically owned our Worland gathering system, our compression services assets and the Bakken gathering system. CGI is our predecessor for accounting purposes. As a result, our historical financial statements for periods prior to February 15, 2005 are the financial statements of CGI.

In connection with our initial public offering, the former owners of CGI and Hiland Partners, LLC and certain of our affiliates, including our general partner, contributed to us, all of the assets and operations of CGI, other than a portion of its working capital assets, and substantially all of the assets and operations of Hiland Partners, LLC, other than a portion of its working capital assets and the assets related to the Bakken gathering system, in exchange for an aggregate of 720,000 common units and 4,080,000 subordinated units, a 2% general partner interest in us and all of our incentive distribution rights, which entitle the general partner to increasing percentages of the cash we distribute in excess of $0.495 per unit per quarter.

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

Effective September 1, 2005, we consummated the Bakken acquisition pursuant to which we acquired Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. At the time of this acquisition, Hiland Partners, LLC’s principal asset was the Bakken gathering system located in eastern Montana.

We completed a secondary public offering on November 21, 2005 whereby we issued 1,630,000 common units, which included 30,000 over-allotment units, at an offering price of $41.77 per common unit. Proceeds, including our general partner’s contribution of $1.4 million to maintain its 2.0% interest in us, totaled $66.1 million, net of the underwriter discount of $3.4 million. Offering costs incurred amounted to $0.6 million. We used $65.2 million of the proceeds to repay a portion of credit facility borrowings we had previously used to fund the acquisition of Hiland Partners, LLC.

On May 1, 2006, we completed our acquisition of Enogex Gas Gathering, L.L.C.’s Eastern Oklahoma “Kinta” gathering assets for $96.3 million in cash.

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

We manage our business and analyze and report our results of operations on a segment basis.  Our operations are divided into two business segments:

•      Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions.  Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs.  This segment generated approximately 90% of our total segment margin for the three months ended March 31, 2006.

•      Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.  For the three months ended March 31, 2006, this segment generated approximately 10% of our total segment margin.

Our midstream assets consist of thirteen natural gas gathering systems with approximately 1,700 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

The financial statements and financial information for the three month period ended March 31, 2005 reflect the operations of CGI, our predecessor prior to February 15, 2005 and our operations from February 15, 2005, the date of our initial public offering.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below:

•      The assets of CGI (Predecessor) were transferred to us at historical cost as it is considered a reorganization of entities under common control.  Accordingly, our historical financial statements for the periods prior to February 15, 2005 are the financial statements of CGI.

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

•      Our acquisition of Hiland Partners, LLC on September 26, 2005 was accounted for as a purchase except as described below.   As a result of 49% of the outstanding membership interests of Hiland Partners, LLC being partially owned by a controlling member of our general partner, 49% of the net assets of Hiland Partners, LLC, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the assets have been recorded at fair value.  The results of operations from our Bakken gathering system, the primary asset of  Hiland Partners, LLC at the time of this acquisition, are only reflected from September 1, 2005, our effective acquisition date.

Results of Operations

Set forth in the table below is financial and operating data for our predecessor, CGI, and us for the periods indicated. Operations from our Worland gathering system and compression assets contributed to us by Hiland Partners, LLC are reflected only from February 15, 2005, the date of our initial public offering.  Operations from our acquisition of the Bakken gathering system assets are reflected only from September 1, 2005.

	Three Months Ended March 31,
		2005
		Hiland	Continental
		Partners,	Gas, Inc.
	2006	LP (1)	(Predecessor) (2)	Total (3)
			(in thousands)
Total Segment Margin Data:
Midstream revenues	$52,204	$13,362	$11,813	$25,175
Midstream purchases	41,535	10,456	9,747	20,203
Midstream segment margin	10,669	2,906	2,066	4,972
Compression revenues (4)	1,205	603	—	603
Total segment margin (5)	$11,874	$3,509	$2,066	$5,575

Summary of Operations Data:
Midstream revenues	$52,204	$13,362	$11,813	$25,175
Compression revenues	1,205	603	—	603
Total revenues	53,409	13,965	11,813	25,778

Midstream purchases (exclusive of items shown separately below)	41,535	10,456	9,747	20,203
Operations and maintenance	2,574	797	780	1,577
Depreciation, amortization and accretion	4,137	1,165	512	1,677
General and administrative	1,030	187	166	353
Total operating costs and expenses	49,276	12,605	11,205	23,810
Operating income	4,133	1,360	608	1,968
Other income (expense), net	(583)	(217)	(115)	(332)
Net income	3,550	1,143	493	1,636

Add:
Depreciation, amortization and accretion	4,137	1,165	512	1,677
Amortization of deferred loan costs	123	192	13	205
Interest expense	535	26	108	134

EBITDA (6)	$8,345	$2,526	$1,126	$3,652

Operating Data:
Natural gas sales (MMBTU/d)	59,627	41,794	37,052	39,423
NGL sales (Bbls/d)	3,245	1,428	1,206	1,317

(1) Amounts presented in the Hiland Partners, LP column include only the activity for the period beginning on February 15, 2005.  These amounts include the operations of the Worland gathering system and compression assets acquired from Hiland Partners, LLC at the completion of our initial public offering.

(2) Amounts presented in the Predecessor columns include only the operations of CGI for the period prior to our initial public offering on February 15, 2005.

(3) Total income and expense items included in our Consolidated Statements of Operations and our predecessor are included in this Form 10-Q for the stated period.

(4) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(5) Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
		2005
		Hiland	Continental
		Partners,	Gas, Inc.
	2006	LP (5)	(Predecessor) (1)	Total (6)
			(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$4,133	$1,360	$608	$1,968
Add:
Operations and maintenance expenses	2,574	797	780	1,577
Depreciation, amortization and accretion	4,137	1,165	512	1,677
General and administrative expenses	1,030	187	166	353
Total segment margin	$11,874	$3,509	$2,066	$5,575

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

(6) We define EBITDA, a non-GAAP financial measure, as net income plus interest expense, provisions for income taxes and depreciation, amortization and accretion expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others to assess: (1) the financial performance of our assets without regard to financial methods, capital structure or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; (3) our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or structure; and (4) the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities. EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our banks and is used as a gauge for compliance with our financial covenants under our credit facility. EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.  Our EBITDA may not be comparable to EBITDA of similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do.

Basis of Presentation

WE ARE REQUIRED TO PRESENT, DISCUSS AND ANALYZE THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006, WHICH INCLUDES THE RESULTS OF OPERATIONS FOR THE WORLAND GATHERING SYSTEM AND COMPRESSION ASSETS ACQUIRED FROM HILAND PARTNERS, LLC ON FEBRUARY 15, 2005 AND THE RESULTS OF OPERATIONS FOR THE BAKKEN GATHERING SYSTEM ASSETS ACQUIRED AS OF SEPTEMBER 1, 2005.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues.  Our revenues (midstream and compression) were $53.4 million for the three months ended March 31, 2006 compared to $25.8 million for the three months ended March 31, 2005, an increase of $27.6 million, or 107.2%.  This increase was primarily attributable to (1) increased volumes of approximately 14,000 MMBtu/day (MMBtu per day) of natural gas sales, and 1,750 Bbl/day (Bbls per day)of NGL sales, attributable to our acquisition of the Bakken gathering system effective September 1, 2005, (2) additional volumes attributable to the Worland gathering system which was contributed to us on February 15, 2005 (3) increased revenues from compression assets contributed to us February 15, 2005 and (4) higher average realized natural gas prices and NGL sales prices.

Our midstream revenues were $52.2 million for the three months ended March 31, 2006 compared to $25.2 million for the three months ended March 31, 2005, an increase of $27.0 million, or 107.4%. Of this increase, $10.8 million was primarily attributable to higher average realized natural gas prices and NGL sales prices and $16.2 million was attributable to higher residue natural gas and NGL sales volumes. The volume increase is primarily attributable to the Bakken gathering system we acquired effective September 1, 2005 and the Worland gathering system acquired on February 15, 2005.

Natural gas sales volumes were 59,627 MMBtu/d for the three months ended March 31, 2006 compared to 39,423 MMBtu/d for the three months ended March 31, 2005, an increase of 20,204 MMBtu/d, or 51.2%.  Of the 20,204 MMBtu/d increase, 13,959, or 69.1% was attributable to the natural gas volumes as a result of our Bakken gathering system acquisition effective September 1, 2005. Our NGL sales volumes were 3,245 Bbls/d for the three months ended March 31, 2006 compared to 1,317 Bbls/d for the three months ended March 31, 2005, an increase of 1,928 Bbls/d, or 146.4%.  Of the 1,928 Bbls/d increase, 1,743, or 90.4% was also attributable to our Bakken gathering system. These increases in volumes were also associated with additional volumes as a result of our Worland gathering system acquisition on February 15, 2005.

Our average realized natural gas sales prices were $7.20 per MMBtu for the three months ended March 31, 2006 compared to $5.56 per MMBtu for the three months ended March 31, 2005, an increase of $1.64 per MMBtu, or 29.5%.  In addition, average realized NGL sales prices were $1.00 per gallon for the three months ended March 31, 2006 compared to $0.84 per gallon for the three months ended March 31, 2005, an increase of $0.16 per gallon or 19.0%.  The change in our average realized natural gas and NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Our compression revenues were $1.2 million for the three months ended March 31, 2006 compared to $0.6 million for the three months ended March 31, 2005, an increase of $.6 million, or 100.0%.  The compression assets were acquired on February 15, 2005, and accordingly, only include revenues for one half of the three months ended March 31, 2005.

Midstream Purchases.  Our midstream purchases were $41.5 million for the three months ended March 31, 2006 compared to $20.2 million for the three months ended March 31, 2005, an increase of $21.3 million, or 105.6%.  Of the $21.3 million increase, $11.3 million, or 52.3% was attributable to purchases as a result of our Bakken gathering system acquisition effective September 1, 2005. The increase is also attributable to higher average realized natural gas prices and NGL sales prices and increased purchases resulting from our Worland gathering system acquisition on February 15, 2005.

Operations and Maintenance.  Our operations and maintenance expense totaled $2.6 million for the three months ended March 31, 2006 compared with $1.6 million for the three months ended March 31, 2005, an increase of $1.0 million, or 63.2%. Of this increase, $0.7 million, or 68.7% was attributable to operations and maintenance at our Bakken gathering system. The increase is also attributable to operations and maintenance at our Worland gathering system we acquired on February 15, 2005.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $4.1 million for the three months ended March 31, 2006 compared with $1.7 million for the three months ended March 31, 2005, an increase of $2.5 million, or 146.7%.  Of this increase, $1.7 million, or 70.9% was attributable to depreciation and amortization on our Bakken gathering system. The increase is also attributable to depreciation, amortization and accretion on our Worland gathering system and our compression assets we acquired on February 15, 2005.

General and Administrative.  Our general and administrative expense totaled $1.0 million for the three months ended March 31, 2006 compared with $0.3 million for the three months ended March 31, 2005, an increase of $0.7 million, or 191.8%.  The increase is primarily attributable to increased salaries and additional staffing of $0.3 million and audit fees, tax preparation fees and additional costs of being a public company of another $0.3 million.

Other Income (Expense). Our other income (expense) totaled ($0.6) million for the three months ended March 31, 2006 compared with ($0.3) million for the three months ended March 31, 2005, a increase in expense of $0.3 million, or 75.6%.  The increase is primarily attributable to additional interest expense associated with our credit facility relating to the acquisition of the Bakken gathering system effective September 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash generated from operations, borrowings under our credit facility and funds from private and public equity and debt offerings have historically been our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Cash Flows from Operating Activities

Our cash flows from operating activities increased by $15.8 million to $9.0 million for the three months ended March 31, 2006 from $(6.8) million for the three months ended March 31, 2005.  We received cash flows from customers of approximately $59.6 million due to increased prices for natural gas and NGLs and higher volumes sold in the three months ended March 31, 2006, had cash payments to our suppliers and employees of approximately $50.2 million and payment of interest expense in excess of interest received of $0.4 million, net of amounts capitalized, resulting in cash received from our operating activities of approximately $9.0 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month and the timing of these payments and receipts may vary by a day or two between month-end periods, and cause fluctuations in cash received or paid. Increased natural gas and natural gas liquids prices together with the acquisition of the Bakken assets contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the three months ended March 31, 2006. Working capital items, exclusive of cash, contributed $1.1 million to cash flows from operating activities during the three months ended March 31, 2006 as compared to reducing cash flows from operating activities by $10.4 million for the three months ended March 31, 2005. The use of cash from operating activities in 2005 was primarily a result of replenishing our accounts receivable after the closing of the initial public offering and increased accounts receivable as a result of higher realized prices for natural gas and NGLs. In connection with our formation, the $9.1 million accounts receivables of CGI was retained by the former owners of CGI. Net income for the three months ended March 31, 2006 was $3.5 million, an increase of $1.9 million from a net income of $1.6 million for the three months ended March 31, 2005.  Our non-cash expenses increased $2.4 million in the first three months of 2006 compared with the same period in 2005.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities, which represent investments in property and equipment, increased by $10.9 million to $11.2 million for the three months ended March 31, 2006 from $0.3 million for the three months ended March 31, 2005 largely due to the ongoing progress on our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities decreased to $3.3 million for the three months ended March 31, 2006 from $10.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, we borrowed $8.0 million under our credit facility to partially fund our internal expansion projects at both Badlands and Bakken. During the three months ended March 31, 2006, we received capital contributions of $0.9 million as a result of issuing common units due to the exercise of 39,633 vested unit options. On February 14, 2006, we distributed $5.6 million to our unitholders. We completed our initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC.  We retained $12.2 million to replenish working capital.  During the period from January 1, 2005 to February 14, 2005, CGI repaid $1.1 million of its outstanding indebtedness.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures, which we have budgeted between $2.7 million and $3.3 million for 2006.  We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreement.

Kinta Assets Acquisition

On May 1, 2006, we, through our wholly owned operating subsidiary, Hiland Operating, LLC completed our acquisition of Enogex Gas Gathering, L.L.C.’s Eastern Oklahoma “Kinta” gathering assets for $96.3 million in cash. The Kinta assets include five separate low pressure natural gas gathering systems located in the Eastern Oklahoma Arkoma Basin that includes nearly 40,000 horsepower of compression and over 550 miles of natural gas gathering pipelines that are currently gathering approximately 145,000 Mcfd.

The acquisition was financed through the issuance of 761,714 common units to our general partner, Hiland Partners GP, LLC, at a per unit price of $45.03 per unit for a total of $35.0 million which includes the general partners’ 2% contribution and the remaining $61.3 million was financed through our bank revolving credit facility. The price of the common units equaled the average closing price of the common units on the Nasdaq National Market for the three trading days ended April 28, 2006. The common units were issued on May 10, 2006 and will not be entitled to receive the quarterly distribution to be paid on May 15, 2006. The issuance of the common units to Hiland Partners GP, LLC was approved by the board of directors, as well as the conflicts committee of the board of directors, of our general partner.

Badlands Expansion Project

On November 8, 2005, we entered into a new 15-year definitive Gas Purchase Agreement with Continental Resources, Inc. under which we will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources’ secondary oil recovery operations, in the areas specified by the contract.  In order to fulfill our obligations under the agreement, we intend to expand our Badlands gas gathering system and processing plant located in Bowman County, North Dakota.  This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure.  The expansion project, which is targeted for completion in the 4th quarter of 2006, is expected to cost approximately $40.0 million, which we intend to fund using our existing bank credit facility. As of March 31, 2006, we have invested $8.6 million in the expansion project. Moreover, we expect to spend an additional $9.5 million in 2007 to expand the system. The cost to expand the system may exceed our expected costs if our assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Bakken Compressors

We have contractual obligations of $2.1 million to purchase three new compressors which we expect to be operational by the fourth quarter of 2006.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. We entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes.

The following table provides information about these financial derivative instruments for the periods indicated:

Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Swaps

	(MMBtu)	(per MMBtu)
May 2006 - March 2007	1,485,000	$8.69	$725
April 2007 - October 2007	945,000	$8.03	2,540
			$3,265

Natural Gas - Buy Fixed for Floating Swaps

	(MMBtu)	(per MMBtu)
September 2006 - March 2007	350,000	$8.87	$(247)
April 2007 - March 2008	600,000	$8.87	(317)
			$(564)

Natural Gas Liquids - Sold Fixed for Floating Swaps

	(Bbl)	(per Gallon)
September 2006 - March 2007	89,047	$1.13	$(559)
April 2007 - March 2008	152,652	$1.13	(827)
			$(1,386)

In addition to the contractual obligations noted in the table above, as of March 31, 2006, we have fixed price forward sales contracts to sell (1) approximately 50,000 MMBtu of natural gas per month through December 2007 with weighted average fixed prices per MMBtu of $4.47 and $4.49, respectively, for years 2006 through 2007, (2) approximately 50,000 MMBtu of natural gas per month from April 1, 2006 through December 2006 with weighted average fixed prices per MMBtu of $9.52 and (3) approximately 50,000 MMBtu of natural gas per month from January 2007 through December 2007 with weighted average fixed prices per MMBtu of $9.13. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.

Off-Balance Sheet Arrangements.

We had no off-balance sheet arrangements as of March 31, 2006.

Credit Facility

Concurrently with the closing of our initial public offering, we entered into a three-year $55.0 million senior secured revolving credit facility. MidFirst Bank, a federally chartered savings association located in Oklahoma City, Oklahoma, is a lender and serves as administrative agent under this facility. On September 26, 2005, concurrently with the closing of the Bakken acquisition, we amended this facility to increase our borrowing capacity under the facility to $125.0 million. On May 1, 2006, we, through our wholly owned operating subsidiary, Hiland Operating, LLC completed our acquisition of Enogex Gas Gathering, L.L.C.’s Eastern Oklahoma gathering assets for $96.3 million in cash. We used $61.3 million of our bank revolving credit facility to partially fund the acquisition. As of May 1, 2006 we have used a total of $103.1 million under our credit facility.

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

•  a maximum total debt to EBITDA ratio of 4.0:1.0: and

•  a minimum interest coverage ratio of 3.0:1.0; and

•  minimum tangible net worth of $40.

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

As of March 31, 2006, we had $41.8 million outstanding under the credit facility and were in compliance with our financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (collectively, “SFAS 123R”) FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded and unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the accelerated attribution method. Units to be issued under our unit incentive plan will result from newly issued units. Accordingly, no compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. We had 155,867 options outstanding as of March 31, 2006.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the three months ended March 31, 2006, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		Natural Gas Price Change ($/MMBtu)

		$0.10	$(0.10)

NGL Price	$0.01	$108,000	$(20,000)
Change ($/gal)	$(0.01)	$20,000	$(109,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquids prices in 2006, 2007 and 2008. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Swaps

	(MMBtu)	(per MMBtu)
May 2006 - March 2007	1,485,000	$8.69	$725
April 2007 - October 2007	945,000	$8.03	2,540
			$3,265

Natural Gas - Buy Fixed for Floating Swaps

	(MMBtu)	(per MMBtu)
September 2006 - March 2007	350,000	$8.87	$(247)
April 2007 - March 2008	600,000	$8.87	(317)
			$(564)

Natural Gas Liquids - Sold Fixed for Floating Swaps

	(Bbl)	(per Gallon)
September 2006 - March 2007	89,047	$1.13	$(559)
April 2007 - March 2008	152,652	$1.13	(827)
			$(1,386)

In addition to the derivative instruments noted in the table above, we have executed fixed price physical forward sales contracts on approximately 50,000 MMBtu per month through December 2007 with weighted average fixed prices per MMBtu of $4.47 and $4.49, respectively, for years 2006 through 2007. We also have fixed price physical forward sales contracts to sell (1) approximately 50,000 MMBtu of natural gas per month from April 2006 through December 2006 with weighted average fixed prices per MMBtu of $9.52 and (2) approximately 50,000 MMBtu of natural gas per month from January 2007 through December 2007 with weighted average fixed prices per MMBtu of $9.13. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  As of March 31, 2006, we had approximately $41.8 million of indebtedness outstanding under our credit facility.  On May 1, 2006 we borrowed $61.3 million to partially fund our Kinta assets acquisition from Enogex Gas Gathering, L.L.C. The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $1.0 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the three months ended March 31, 2006, accounted for approximately 19.0%, 17.8%, 13.0% and 11.9%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for our derivative instruments as of March 31, 2006 is BP Energy Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 12th day of May, 2006.

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