Form 10-Q
period 2006-09-30
Hiland Partners, LP
filed 2006-11-13
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

The number of the registrant’s outstanding equity units at November 6, 2006 was 5,175,247 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited, except December 31, 2005 Balance Sheet)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income
Condensed Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

HILAND PARTNERS, LP
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,237	$6,187
Accounts receivable:
Trade	17,836	21,893
Affiliates	1,079	1,523
	18,915	23,416
Fair value of derivative assets	4,322	868
Other current assets	337	395
Total current assets	32,811	30,866

Property and equipment, net	291,513	120,715
Intangibles, net		41,179
Fair value of derivative assets	2,549	181
Other assets, net	1,782	1,028

Total assets	$328,655	$193,969

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$12,902	$13,324
Accounts payable-affiliates	4,667	6,122
Fair value of derivative liabilities	1,671	—
Accrued liabilities	1,369	1,126
Total current liabilities	20,609	20,572

Commitments and contingencies (Note 7)
Long-term debt	134,064	33,784
Fair value of derivative liabilities	557	—
Asset retirement obligation	2,177	1,024

Owners’ equity
Limited partners’ interest:
Common unitholders (5,175,247 and 4,358,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	141,535	110,027
Subordinated unitholders (4,080,000 units issued and outstanding at September 30, 2006 and December 31, 2005)	21,554	25,126
General partner interest	3,649	2,676
Unearned compensation	—	(289)
Accumulated other comprehensive income	4,510	1,049
Total owners’ equity	171,248	138,589

Total liabilities and owners’ equity	$328,655	$193,969

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP
Consolidated Statements of Operations
For the Three and Nine Months Ended (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$55,137	$39,608	$156,606	$91,780
Affiliates	925	1,112	3,194	3,514
Compression services, affiliate	1,205	1,205	3,615	3,012
Total revenues	57,267	41,925	163,415	98,306

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	26,480	21,713	78,389	50,750
Midstream purchases -affiliate (exclusive of items shown separately below)	13,129	11,600	39,576	26,798
Operations and maintenance	4,569	1,897	11,140	5,083
Depreciation, amortization and accretion	6,175	2,912	15,811	6,924
General and administrative expenses	1,375	521	3,653	1,539
Total operating costs and expenses	51,728	38,643	148,569	91,094
Operating income	5,539	3,282	14,846	7,212

Other income (expense):
Interest and other income	68	70	222	112
Amortization of deferred loan costs	(86)	(83)	(319)	(360)
Interest expense	(1,783)	(585)	(3,643)	(766)
Other income (expense), net	(1,801)	(598)	(3,740)	(1,014)

Net income	3,738	2,684	11,106	6,198

Less income attributable to predecessor	—	—	—	493
Less general partner interest in net income	712	67	1,589	128
Limited partners’ interest in net income	$3,026	$2,617	$9,517	$5,577

Net income per limited partners’ unit — basic	$0.33	$0.38	$1.07	$0.82

Net income per limited partners’ unit — diluted	$0.33	$0.38	$1.07	$0.82

Weighted average limited partners’ units outstanding — basic	9,237	6,800	8,866	6,800

Weighted average limited partners’ units outstanding — diluted	9,286	6,844	8,912	6,830

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP
Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$11,106	$6,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,763	6,898
Accretion of asset retirement obligation	47	26
Amortization of deferred loan cost	319	360
Gain on hedge ineffectiveness	(133)	—
Unit based compensation	338	—
(Increase) decrease in current assets, net of acquisition effects:
Accounts receivable	4,057	(14,413)
Accounts receivable — affiliates	444	(153)
Other current assets	60	(163)
Increase (decrease) in current liabilities, net of acquisition effects:
Accounts payable	(422)	(938)
Accounts payable-affiliates	(1,455)	2,658
Accrued liabilities	243	427
Increase in other assets	(144)	—
Net cash provided by operating activities	30,223	900

Cash flows from investing activities:
Additions to property and equipment	(47,989)	(2,770)
Payments for Kinta Area assets acquired	(96,400)	—
Acquisition of net assets of Hiland Partners, LLC, less cash received	—	(62,440)
Proceeds from disposals of property and equipment	111	—
Net cash used in investing activities	(144,278)	(65,210)

Cash flows from financing activities:
Proceeds from initial public offering — net	—	48,128
Redemption of common units from organizers	—	(6,278)
Distributions to organizers	—	(3,851)
Cash not contributed by organizers	—	(869)
Payment of initial public offering costs	—	(2,249)
Proceeds from long-term borrowings	100,280	93,700
Payments on long-term borrowings	—	(23,951)
Debt issuance costs	(929)	(1,189)
Common units issued to our general partner	35,000	—
Contribution by our general partner for issuance of restricted common units	7	6
Proceeds from unit option exercise	1,116	—
Cash distribution to controlling member for net assets of Hiland Partners, LLC	—	(27,768)
Cash distribution to unitholders	(18,369)	(4,770)
Net cash provided by financing activities	117,105	70,909

Increase for the period	3,050	6,599
Beginning of period	6,187	217
End of period	$9,237	$6,816

Supplementary information
Cash paid for interest, net of amounts capitalized	$3,464	$367

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP
Consolidated Statement of Changes in Owners’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2006 (Unaudited)

					Accumulated
			General		Other		Total
	Common	Subordinated	Partner	Unearned	Comprehensive		Comprehensive
	Units	Units	Interest	Compensation	Income	Total	Income
	(in thousands, except unit amounts)
Balance, January 1, 2006	$110,027	$25,126	$2,676	$(289)	$1,049	$138,589

Elimination of unearned compensation upon adoption of SFAS 123(R)	(289)	—	—	289	—	—

Issuance of 761,714 common units to our general partner	34,300	—	700	—	—	35,000

Proceeds from 47,533 unit options exercise	1,093	—	23	—	—	1,116

Issuance of 8,000 restricted common units		—	7	—	—	7

Periodic cash distributions	(9,067)	(7,956)	(1,346)	—	—	(18,369)

Unit based compensation	338	—	—	—	—	338

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	—	(2,368)	(2,368)	$(2,368)

Change in fair value of derivatives	—	—	—	—	5,829	5,829	5,829

Net income	5,133	4,384	1,589	—	—	11,106	11,106

Comprehensive income							$14,567

Balance, September 30, 2006	$141,535	$21,554	$3,649	$—	$4,510	$171,248

The accompanying notes are an integral part of these financial statements.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

CGI operated in one segment, midstream, which involved the gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating natural gas liquids, or NGLs. CGI historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland gathering system and our Bakken gathering system. Hiland Partners, LLC historically owned our Worland gathering system and our compression services assets, which we acquired on February 15, 2005, and our Bakken gathering system. Since our initial public offering, we have operated in two segments which consist of midstream and compression services segments. On September 26, 2005, we acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness.  On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million.  We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, our general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.

On September 25, 2006, certain affiliated unitholders contributed (i) all of the membership interests in our general partner, which owns the 2% general partner interest and all of the incentive distribution rights in us and (ii) a 57.0% limited partner interest (including 761,714 common units held by our general partner) in us to Hiland Holdings GP, LP, a publicly owned limited partnership (NASDAQ: HPGP), in exchange for 13,550,000 limited partner units, representing a 62.7% ownership in Hiland Holdings GP, LP.  Hiland Partners GP Holdings, LLC, a Delaware limited liability company formed on May 10, 2006, is the general partner of Hiland Holdings GP, LP.

The unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2005.

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

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward NYMEX natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, we record deferred unrealized hedge gains and losses on our derivative financial instruments that qualify as cash flow hedges as other comprehensive income and record changes in the fair value of our derivative financial instruments that qualify as cash flow hedges as other comprehensive income.  Presented below is our comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$3,738	$2,684	$11,106	$6,198
Closed derivative transacitons reclassified to income	(1,355)	—	(2,368)	—
Change in fair value of derivatives	5,331	—	5,829	—
Comprehensive income	$7,714	$2,684	$14,567	$6,198

Net Income per Limited Partner Unit

Net income per limited partner unit is computed based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted unit awards. Net income per limited partner unit is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and, for the nine month period ended September 30, 2005, after deducting net income attributable to the Predecessor (before February 15, 2005), by both the basic and diluted weighted-average number of limited partnership units outstanding.

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

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1,

2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. No compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. The following pro forma data was calculated as if compensation cost for our unit-based compensation awards during the three and nine month periods ended September 30, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$2,684	$6,198
Share based compensation adjustment	(289)	(739)
Pro forma net income	2,395	5,459
Less income attributable to predecessor	—	(493)
Less general partner interest	(60)	(111)
Limited partner’s interest in pro forma net income	$2,335	$4,855

Net income per limited partner unit as reported - basic	$0.38	$0.82
Net income per limited partner unit as reported - diluted	$0.38	$0.82
Adjustment - basic	$(0.04)	$(0.11)
Adjustment - diluted	$(0.04)	$(0.11)
Proforma net income per limited partner unit - basic	$0.34	$0.71
Proforma net income per limited partner unit - diluted	$0.34	$0.71
Weighted average limited partner units outstanding - basic	6,800,000	6,800,000
Weighted average limited partner units outstanding - diluted	6,844,000	6,830,000

The fair value of each option granted was estimated on the date of grant using the American Binomial option-pricing model that used the assumptions noted below. Expected and weighted-average volatility is based on our peer group volatility averages as determined on the option grant dates. Expected volatility of options granted ranged from 16% to 31% and weighted-average volatility ranged from 18% to 30%. Expected lives of 6.0 years are calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represent the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the ten-year U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

	Nine months ended September 30, 2006	Year Ended December 31, 2006
Expected volatility	16.1% - 20.2%	20.2% - 31.0%

Weighted-average volatility	18.0%	29.4%

Expected dividend yield	6.4%	5.2%

Risk-free interest rate	4.5%	4.5%

The following table summarizes informations about outstanding options for the nine months ended September 30, 2006.

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term	Value ($)

Outstanding at January 1, 2006	167,500	$24.70

Granted	28,000	$39.62

Exercised	(47,533)	$23.01		$811

Forfeited or expired	(13,333)	$22.50

Outstanding at September 30, 2006	134,634	$28.65	8.6	$2,413

Exercisable at September 30, 2006	7,801	$33.82	8.3	$99

The weighted average grant date fair value of the 55,334 unit options vested during the nine months ended September 30, 2006 was $5.17 per unit. The weighted average grant date fair value of the 28,000 unit options granted during the nine months ended September 30, 2006 was $4.33 per unit. As of September 30, 2006, there was $299 of total unrecognized compensation cost related to unvested unit based compensation arrangements granted under our Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years.

On April 14, 2006, 13,333 of the unit options issued on February 14, 2005, were forfeited. We assumed no forfeitures in our fair value calculations, as we believe this forfeiture is an isolated incident and is not indicative of the future.  Compensation expense for the three and nine months ended September 30, 2006 has been reduced by $7 and $13, respectively, as a result of the forfeiture.

During the year ended December 31, 2005, we issued 8,000 restricted common units to non-employee board members of our general partner. A restricted unit is a common unit that is subject to forfeiture.  Upon vesting, the grantee receives a common unit that is not subject to forfeiture.  The restricted units vest over a four-year period from the date of issuance. The weighted average fair value at grant date was $39.69 per unit. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. As of September 30, 2006, one-fourth, or 2,000 of the restricted units had vested and were converted to common units.

As provided for in the long-term incentive plan, each non-employee board member of our general partner on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units.  During the three months ended September 30, 2006 we issued 4,000 restricted common units with a weighted average fair value of $44.49 per unit to four non-employee board members of our general partner.

On August 11, 2006, our general partner elected two additional non-employee board members and issued 4,000 restricted common units which vest over four years.  The fair value at grant date was $44.00 per unit. Periodic distributions on these restricted units will be held in trust by our general partner until the units vest.

Compensation expense related to the 8,000 restricted units issued is to be recognized over their respective four-year vesting period on a straight-line basis. During the three months ended September 30, 2006, we recorded $11 of expense and will expense another $352 over the next four years.  Our general partner contributed $7 to us to maintain its 2% ownership interest.

As a result of adopting SFAS 123R, our net income was reduced by $89 and $268 for the three and nine months ended September 30, 2006, respectively. Basic and diluted earnings per unit were reduced by $0.01 and $0.03 each for the three and nine months ended September 30, 2006, respectively as a result of the additional compensation recognized under SFAS 123R.

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

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2006	$1,024
Acquired in Kinta Area asset acquisition on May 1, 2006	1,106
Plus: accretion expense	47
Asset retirement obligation, September 30, 2006	$2,177

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and we do not expect to record an adjustment.

Note 2:  Acquisitions

On May 1, 2006, we acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with the issuance of 761,714 common units and 15,545 general partner equivalent units to our general partner for proceeds of $35.0 million and borrowings of $61.2 million under our credit facility.  We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities as required by SFAS 141 “Business Combinations,” primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs; and estimated discounted cash flows arising from future renegotiated customer contracts.  The acquired assets at the time of the acquisition, which are located in the eastern Oklahoma Arkoma Basin, had approximately 672 wellhead receipt points and included five separate low pressure natural gas gathering systems consisting of over 569 miles of natural gas gathering pipelines and 23 compressors with an aggregate of approximately 40,000 horsepower.  The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements.  We will operate the Kinta Area gathering assets substantially differently than were operated by the previous owner.  Since there was no sufficient continuity of the Kinta Area gathering assets’ operations prior to and after our acquisition, disclosure of prior financial information would not be material to an understanding of future operations.  Therefore, the acquisition has been recorded as a purchase of assets and not of a business and no pro forma financial information is required to be presented.

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

To the extent of our non-controlling ownership of Hiland Partners, LLC, the acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations.” As of the date of our acquisition, Hiland Partners, LLC was an entity partially owned by an affiliate who, at the time, was a controlling member of our general partner. Accordingly, 49% of the Bakken gathering system assets, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the Bakken gathering system assets have been recorded at fair value. A cash distribution of $27.8 million made to this affiliate, as reported as a reduction of owners’ equity, reflects the difference in the purchase price paid to this affiliate and his cost basis in the net assets of Hiland Partners, LLC. The fair value of the assets acquired has also been reduced by imputed interest expense from September 1, 2005, the effective date of the acquisition, through the closing date, September 26, 2005. The following table presents the resulting allocation to the net assets acquired and liabilities assumed at the effective date of acquisition:

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

In connection with our formation and our initial public offering on February 15, 2005, certain assets and liabilities of Hiland Partners, LLC, excluding the Bakken assets, were contributed to us. In consideration for the contribution, the non-managing members of Hiland Partners, LLC received 247,868 of our common units and 1,404,586 of our subordinated units. Immediately following the closing of the offering, 104,009 of the common units were redeemed for approximately $2.2 million. The managing member of Hiland Partners, LLC also received 5,059 of our common units and 28,665 of our subordinated units, none of which were redeemed. The acquisition of the assets of Hiland Partners, LLC was accounted for as a purchase and, as a result, these assets were recorded at their fair value at the time of purchase.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Revenues as reported	$41,925	$98,306
Revenues from acquired interests	1,869	18,649
Pro forma revenues	$43,794	$116,955

Net income as reported	$2,684	$6,198
Loss from acquired interests	(622)	(4,176)
Pro forma net income	2,062	2,022
Less income attributable to predecessor	—	493
Less general partner interest in proforma net income	52	41
Limited partners’ interest in proforma net income	$2,010	$1,488

Proforma net income per limited partner unit - basic	$0.30	$0.22
Proforma net income per limited partner unit - diluted	$0.29	$0.22
Weighted average limited partner units outstanding - basic	6,800,000	6,800,000
Weighted average limited partner units outstanding, -diluted	6,844,000	6,830,000

Note 3:  Property and Equipment

	As of	As of
	September 30,	December 31,
	2006	2005
Land	$255	$225
Construction in progress	41,349	3,676
Midstream pipeline, plants and compressors	219,324	122,927
Compression and water injection equipment	19,268	19,264
Other	2,419	1,689
	282,615	147,781
Less: accumulated depreciation and amortization	39,028	27,066
	$243,587	$120,715

We capitalized interest of $479 and $811 during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006 we have capitalized $843 of interest relating to constructed assets placed in service and construction in progress.  We did not capitalize any interest during the same periods in 2005.

Note 4:  Intangible Assets

Intangible assets consist of the acquired value of customer relationships, existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairment of intangible assets has been recorded as of September 30, 2006.  Intangible assets consisted of the following at September 30, 2006 and December 31, 2005:

	As of	As of
	September 30,	September 30,
	2006	2005
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	$18,515
Customer relationships	10,492	—
	54,592	44,100
Less accumulated amortization	6,666	2,921
Intangible assets, net	$47,926	$41,179

There were no intangible assets prior to February 15, 2005.  Estimated aggregate amortization expense for each of the five succeeding fiscal years is $5,459 from 2006 through 2010 and a total of $20,631 for all years thereafter.

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

We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. We assess effectiveness using regression analysis and ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to our midstream revenue. During the three months ended September 30, 2006 we reclassified net gains of $1,355 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and also recorded $5,331 to other comprehensive income for the favorable change in fair value of open derivatives.  During the three and nine months ended September 30, 2006, we recorded losses of $31 and gains of $133, respectively, on the ineffective portions of our qualifying open derivative transactions. At September 30, 2006, our accumulated other comprehensive income related to derivatives was $4,510. Of this amount, we anticipate $2,596 will be reclassified to earnings during the next twelve months and $1,914 will be reclassified to earnings in subsequent periods. We had no derivatives or derivative transactions during the three or nine months ended September 30, 2005.  The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	September 30,	December 31,
	2006	2005

Fair value of derivative assets - current	$4,322	$868
Fair value of derivative assets - long term	2,549	181
Fair value of derivative liabilities - current	(1,671)	—
Fair value of derivative liabilities - long term	(557)	—
Net fair value of derivatives	$4,643	$1,049

The terms of our derivative contracts currently extend as far as December 2008.  Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2006.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
October 2006 - September 2007	152,652	$1.13	$(113)
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

Note 6:  Long-Term Debt

	As of	As of
	September 30,	December 31,
	2006	2005
Note payable - bank	$134,064	$33,784

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

On November 21, 2005, we completed a public offering of our common units. We used $65.2 million of the $66.1 million net proceeds from the offering to repay a majority of the credit facility borrowings, which were used to fund the acquisition of Hiland Partners, LLC.

On June 8, 2006, we entered into a second amendment to our credit facility to, among other things, increase our borrowing base to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring us to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event we make certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”) and a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as our consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

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

As of September 30, 2006, we had $134.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Note 7:  Commitments and Contingencies

We have executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)
October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended September 30, 2006 and 2005 of $55 and $31, respectively.  Expense for the nine months ended September 30, 2006 and 2005 was $141 and $72, respectively.

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

A summary of our contractual cash obligations as of September 30, 2006, which include expansion projects on our Badlands, Kinta Area and Bakken gathering systems, is presented below:

	Payment Due by Period
	Total	Due in	Due in	Due in	Due in
Type of Obligation	Obligation	2006	2007	2008	2009	Thereafter
	(in thousands)
Senior secured revolving credit facility	$134,064	$—	$—	$—	$—	$134,064
Contracts on internal expansion projects	11,554	5,111	6,443	—	—	—
Operating leases and service agreements	2,693	281	1,083	325	325	679
Total contractual cash obligations	$148,311	$5,392	$7,526	$325	$325	$134,743

Note 8:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top five midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Customer 1	11%	14%	17%	25%
Customer 2	15%	—	16%	—
Customer 3	14%	6%	14%	3%
Customer 4	11%	14%	11%	7%
Customer 5	17%	12%	12%	19%

All of our purchases are from domestic sources. The following table presents our top five midstream suppliers as a percent of total midstream purchases for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Supplier 1 (affiliated company)	33%	34%	34%	33%
Supplier 2	23%	31%	24%	32%
Supplier 3	13%	5%	13%	2%
Supplier 4	5%	11%	7%	13%
Supplier 5	4%	2%	4%	1%

Note 9:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $13.1 million and $11.6 million for the three months ended September 30, 2006 and 2005, respectively, and $39.6 million and $26.8 million for the nine months ended September 30, 2006 and 2005, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $0.9 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $3.2 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended September 30, 2006 and 2005 and were $3.6 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Accounts receivable from affiliates of $1,079 at September 30, 2006 includes $928 from one affiliate for midstream sales. Accounts receivable from affiliates of $1,523 at December 31, 2005 includes $1,451 from the same affiliate for midstream sales.

Accounts payable to affiliates of $4,667 at September 30, 2006 includes $4,399 due to one affiliate for midstream purchases. Accounts payable to affiliates of $6,122 at December 31, 2005 includes $5,684 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $64 and $15 during the three months ended September 30, 2006 and 2005, respectively, and $180 and $74 during the nine months ended September 30, 2006 and 2005, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $32 and $19 for the three months ended September 30, 2006 and 2005, respectively, and totaled $86 and $57 for the nine months ended September 30, 2006 and 2005, respectively.

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

Midstream assets totaled $296,375 at September 30, 2006. Assets attributable to compression operations totaled $32,280. All but $72 of the total additions to property and equipment of $47,989 for the nine months ended September 30, 2006 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006			2005
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$56,062	$1,205	$57,267	$40,720	$1,205	$41,925
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	39,609	—	39,609	33,313	—	33,313
Operations and maintenance	4,367	202	4,569	1,744	153	1,897
Depreciation and amortization	5,282	893	6,175	2,024	888	2,912
General and administrative expenses	1,346	29	1,375	507	14	521
Total operating costs and expenses	50,604	1,124	51,728	37,588	1,055	38,643
Income from operations	$5,458	$81	5,539	$3,132	$150	3,282
Other income (expense):
Interest and other income			68			70
Amortization of deferred loan costs			(86)			(83)
Interest expense			(1,783)			(585)
Total other income (expense)			(1,801)			(598)
Net income			$3,738			$2,684

	For the Nine Months Ended September 30,
	2006			2005
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$159,800	$3,615	$163,415	$95,294	$3,012	$98,306
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	117,965		117,965	77,548	—	77,548
Operations and maintenance	10,509	631	11,140	4,712	371	5,083
Depreciation and amortization	13,132	2,679	15,811	4,697	2,227	6,924
General and administrative expenses	3,572	81	3,653	1,492	47	1,539
Total operating costs and expenses	145,178	3,391	148,569	88,449	2,645	91,094
Income from operations	$14,622	$224	14,846	$6,845	$367	7,212
Other income (expense):
Interest and other income			222			112
Amortization of deferred loan costs			(319)			(360)
Interest expense			(3,643)			(766)
Total other income (expense)			(3,740)			(1,014)
Net income			$11,106			$6,198

Note 11:  Net Income per Limited Partner Unit

The computation of basic net income per limited partner unit is based on the weighted-average number of common and subordinated units outstanding during the period.  The computation of diluted earnings per unit further assumes the dilutive effect of unit options and restricted units.  Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before February 15, 2005), by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit — basic and income per limited partner unit — diluted assuming dilution for the three month and nine month periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
	2006			2005
	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount

Income per limited partner unit -basic:
Income available to limited unitholders	$3,026		$0.33	$2,617		$0.38
Weighted average limited partner units outstanding		9,237,000			6,800,000
Income per limited partner unit — diluted:
Unit Options		49,000			44,000
Income available to common unitholders plus assumed conversions	$3,026	9,286,000	$0.33	$2,617	6,844,000	$0.38

	For the Nine Months Ended September 30,
	2006			2005
	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount

Income per limited partner unit -basic:
Income available to limited unitholders	$9,517		$1.07	$5,577		$0.82
Weighted average limited partner units outstanding		8,867,000			6,800,000
Income per limited partner unit — diluted:
Unit Options		46,000			30,000
Income available to common unitholders plus assumed conversions	$9,517	8,913,000	$1.07	$5,577	6,830,000	$0.82

Note 12:  Partners’ Capital and Cash Distributions

Our unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders’ ability to influence the manner or direction of our management.

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

All distributions paid by us to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to our general partner were as follows (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution

05/13/05	$0.2250	$612	$918	$31	$—	$1,561
08/12/05	0.4625	1,258	1,887	64	—	3,209
11/14/05	0.5125	1,398	2,091	72	18	3,579
02/14/06	0.6250	2,724	2,550	112	249	5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06 (a)	0.7000	3,623	2,856	145	637	7,261
	$3.8500	$15,958	$15,708	$679	$1,633	$33,978

(a) This cash distribution was announced on October 24, 2006 and will be paid on November 14, 2006 to all unitholders of record as of November 6, 2006.

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

On May 1, 2006, we acquired Enogex Gas Gathering, L.L.C.’s eastern Oklahoma Kinta Area gathering assets for $96.4 million.  We financed the acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to our general partner of 761,714 common units and 15,545 general partner equivalent units at $45.03 per unit.

On September 25, 2006, certain affiliated unitholders contributed (i) all of the membership interests in our general partner, which owns the 2% general partner interest and all of the incentive distribution rights in us and (ii) a 57.0% limited partner interest in us (including 761,714 common units held by our general partner) to Hiland Holdings GP, LP, a publicly owned limited partnership (NASDAQ: HPGP), in exchange for 13,550,000 limited partner units, representing a 62.7% ownership in Hiland Holdings GP, LP.  Hiland Partners GP Holdings, LLC, a Delaware limited liability company formed on May 10, 2006, is the general partner of Hiland Holdings GP, LP.

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

•                    Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions.  Within this segment, we also provide certain related services for compression, dehydration, and treatment of natural gas and the fractionation of NGLs.  This segment generated approximately 93% and 86% of our total segment margin for the three months ended September 30, 2006 and 2005, respectively, and 92% and 85% of our total segment margin for the nine months ended September 30, 2006 and 2005, respectively.

•                    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota.  For the three months ended September 30, 2006 and 2005, this segment generated approximately 7% and 14% of our total segment margin, respectively.  For the nine months ended September 30, 2006 and 2005, this segment generated approximately 8% and 15% of our total segment margin, respectively.

Our midstream assets consist of thirteen natural gas gathering systems with approximately 1,800 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

The financial statements and financial information for the nine month period ended September 30, 2005 reflect the operations of CGI, our predecessor prior to February 15, 2005 and our operations from February 15, 2005, the date of our initial public offering.

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

•                    Our acquisition of Hiland Partners, LLC on September 26, 2005 was accounted for as a purchase except as described below.   As a result of 49% of the outstanding membership interests of Hiland Partners, LLC being partially owned by an affiliate, who at the time, was a controlling member of our general partner, 49% of the net assets of Hiland Partners, LLC, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the assets have been recorded at fair value.  The results of operations from our Bakken gathering system, the primary asset of Hiland Partners, LLC at the time of this acquisition, are only reflected from September 1, 2005, our effective acquisition date.

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

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$56,062	$40,720
Midstream purchases	39,609	33,313
Midstream segment margin	16,453	7,407
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$17,658	$8,612

Summary of Operations Data:
Midstream revenues	$56,062	$40,720
Compression revenues	1,205	1,205
Total revenues	57,267	41,925

Midstream purchases (exclusive of items shown separately below)	39,609	33,313
Operations and maintenance	4,569	1,897
Depreciation, amortization and accretion	6,175	2,912
General and administrative	1,375	521
Total operating costs and expenses	51,728	38,643
Operating income	5,539	3,282
Other income (expense)	(1,801)	(598)
Net income	3,738	2,684

Add:
Depreciation, amortization and accretion	6,175	2,912
Amortization of deferred loan costs	86	83
Interest expense	1,783	585

EBITDA (3)	$11,782	$6,264

Operating Data:
Natural gas sales (MMBTU/d)	69,563	46,815
NGL sales (Bbls/d)	3,239	1,911
Natural gas gathered (MMBtu/d) (4)	129,168	—

	Nine Months Ended September 30,
		2005
	2006	Hiland Partners, LP (5)	Continental Gas, Inc. (Predecessor) (6)	Total (7)
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$159,800	$83,481	$11,813	$95,294
Midstream purchases	117,965	67,801	9,747	77,548
Midstream segment margin	41,835	15,680	2,066	17,746
Compression revenues (1)	3,615	3,012	—	3,012
Total segment margin (2)	$45,450	$18,692	$2,066	$20,758

Summary of Operations Data:
Midstream revenues	$159,800	$83,481	$11,813	$95,294
Compression revenues	3,615	3,012	—	3,012
Total revenues	163,415	86,493	11,813	98,306

Midstream purchases (exclusive of items shown separately below)	117,965	67,801	9,747	77,548
Operations and maintenance	11,140	4,303	780	5,083
Depreciation, amortization and accretion	15,811	6,412	512	6,924
General and administrative	3,653	1,373	166	1,539
Total operating costs and expenses	148,569	79,889	11,205	91,094
Operating income	14,846	6,604	608	7,212
Other income (expense)	(3,740)	(899)	(115)	(1,014)
Net income	11,106	5,705	493	6,198

Add:
Depreciation, amortization and accretion	15,811	6,412	512	6,924
Amortization of deferred loan costs	319	347	13	360
Interest expense	3,643	658	108	766

EBITDA (3)	$30,879	$13,122	$1,126	$14,248

Operating Data:
Natural gas sales (MMBTU/d)	64,796	44,226	37,052	43,044
NGL sales (Bbls/d)	3,256	1,631	1,206	1,561
Natural gas gathered (MMBtu/d) (4)	72,657	—	—	—

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income (Loss)
Operating income	$5,539	$3,282
Add:
Operations and maintenance expenses	4,569	1,897
Depreciation, amortization and accretion	6,175	2,912
General and administrative expenses	1,375	521
Total segment margin	$17,658	$8,612

	Nine Months Ended September 30,
		2005
	2006	Hiland Partners, LP (5)	Continental Gas, Inc. (Predecessor) (6)	Total (7)
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income (Loss)
Operating income	$14,846	$6,604	$608	$7,212
Add:
Operations and maintenance expenses	11,140	4,303	780	5,083
Depreciation, amortization and accretion	15,811	6,412	512	6,924
General and administrative expenses	3,653	1,373	166	1,539
Total segment margin	$45,450	$18,692	$2,066	$20,758

We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations. We continually review total segment margin for consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment.

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Revenues.  Total revenues (midstream and compression) were $57.3 million for the three months ended September 30, 2006 compared to $41.9 million for the three months ended September 30, 2005, an increase of $15.4 million, or 36.6%.  This increase was primarily attributable to (i) increased volumes of approximately 13,230 MMBtu/d (MMBtu per day) of natural gas sales and 1,250 Bbls/d (Bbls per day) of NGL sales attributable to our acquisition of the Bakken gathering system effective September 1, 2005 and (ii) increased volumes of approximately 8,380 MMBtu/d of natural gas sales and 129,168 MMbtu/d of natural gas gathered from the Kinta Area gathering assets we acquired on May 1, 2006.

Midstream revenues were $56.1 million for the three months ended September 30, 2006 compared to $40.7 million for the three months ended September 30, 2005, an increase of $15.4 million, or 37.7%. Of this increase, $18.7 million was primarily attributable to higher residue natural gas sales volumes and $6.9 million was attributable to higher NGL sales volumes. The midstream revenues attributable to the increase in natural gas sales volumes were offset by a 17.9% decline in average realized natural gas sales prices, or

$10.2 million.  The volume increases are primarily attributable to the Bakken gathering system we acquired effective September 1, 2005 and the Kinta Area gathering assets we acquired on May 1, 2006.

Natural gas sales volumes were 69,563 MMBtu/d for the three months ended September 30, 2006 compared to 46,815 MMBtu/d for the three months ended September 30, 2005, an increase of 22,748 MMBtu/d, or 48.6%.  Of the 22,748 MMBtu/d increase, 13,233 MMBtu/d (58.2%) was attributable to natural gas volumes as a result of our Bakken gathering system acquisition effective September 1, 2005 and 8,381 MMBtu/d (36.8%) was attributable to natural gas volumes as a result of our Kinta Area gathering assets we acquired on May 1, 2006. Our NGL sales volumes were 3,239 Bbls/d for the three months ended September 30, 2006 compared to 1,911 Bbls/d for the three months ended September 30, 2005, an increase of 1,328 Bbls/d, or 69.5%.  Of the 1,328 Bbls/d increase, 1,259 Bbls/d (94.8%) was attributable to our Bakken gathering system.

Average realized natural gas sales prices were $5.98 per MMBtu for the three months ended September 30, 2006 compared to $7.28 per MMBtu for the three months ended September 30, 2005, a decrease of $1.30 per MMBtu, or 17.9%.  Average realized NGL sales prices were $1.09 per gallon for both of the three months ended September 30, 2006 and 2005. The decrease in natural gas prices was primarily due to a softening of supply and demand fundamentals for natural gas, which caused natural gas prices to fall during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended September 30, 2006 totaled $1.4 million.  This gain increased average realized natural gas sales prices to $5.98 per MMBtu from $5.76 per MMBtu, an increase of $0.22 per MMBtu, (3.8%).  We had no derivative transactions during the three months ended September 30, 2005.

Fees earned from 129,168 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets were $2.7 million for the three months ended September 30, 2006.  We had no similar fees from natural gas gathering during the three months ended September 30, 2005.

Compression revenues were $1.2 million for the each of the three months ended September 30, 2006 and 2005.

Midstream Purchases.  Midstream purchases were $39.6 million for the three months ended September 30, 2006 compared to $33.3 million for the three months ended September 30, 2005, a net increase of $6.3 million, or 18.9%.  The net increase of $6.3 million was attributable to a $7.6 million increase in purchases as a result of our Bakken gathering system acquisition effective September 1, 2005 and a $3.3 million increase was attributable to purchases as a result of our Kinta Area gathering assets we acquired on May 1, 2006, both of which were offset by the effect of reduced realized natural gas sales prices of $4.6 million.

Operations and Maintenance.  Operations and maintenance expense totaled $4.6 million for the three months ended September 30, 2006 compared with $1.9 million for the three months ended September 30, 2005, an increase of $2.7 million, or 140.9%. Of this increase, $1.7 million, or 63.7% was attributable to operations and maintenance as a result of our Kinta Area gathering assets we acquired on May 1, 2006 and $0.6 million, or 23.9% was attributable to operations and maintenance at our Bakken gathering system we acquired effective September 1, 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $6.2 million for the three months ended September 30, 2006 compared with $2.9 million for the three months ended September 30, 2005, an increase of $3.3 million, or 112.1%.  Of this increase, $2.0 million, or 60.3% was attributable to depreciation and amortization on our Kinta Area gathering assets we acquired on May 1, 2006 and $1.2 million, or 36.0% was attributable to depreciation and amortization on our Bakken gathering system we acquired effective September 1, 2005.

General and Administrative.  General and administrative expense totaled $1.4 million for the three months ended September 30, 2006 compared with $0.5 million for the three months ended September 30, 2005, an increase of $0.9 million, or 163.9%.  The increase is primarily attributable to increased salaries and additional staffing of $0.3 million as a result of growth and $0.3 million in Sarbanes-Oxley internal control compliance costs and audit and tax preparation fees.

Other Income (Expense). Other income (expense) totaled ($1.8) million for the three months ended September 30, 2006 compared with ($0.6) million for the three months ended September 30, 2005, an increase in expense of $1.2 million.  The increase is primarily attributable to interest expense associated with borrowings of $61.2 million on our credit facility to partially finance the Kinta Area gathering assets we acquired on May 1, 2006 and the interest expense associated with the partial financing of the acquisition of the Bakken gathering system effective September 1, 2005.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues.  Total revenues (midstream and compression) were $163.4 million for the nine months ended September 30, 2006 compared to $98.3 million for the nine months ended September 30, 2005, an increase of $65.1 million, or 66.2%.  This increase was primarily attributable to (i) increased volumes of approximately 14,200 MMBtu/d of natural gas sales, and 1,600 Bbls/d of NGL sales attributable to our acquisition of the Bakken gathering system effective September 1, 2005, (ii) increased volumes of approximately

7,597 MMBtu/d of natural gas sales and 129,644 MMBtu/d of natural gas gathered for the five months ended September 30, 2006 from the Kinta Area gathering assets we acquired on May 1, 2006 (iii) additional volumes attributable to the Worland gathering system which was contributed to us on February 15, 2005 and (iv) increased revenues from compression assets also contributed to us on February 15, 2005.

Midstream revenues were $159.8 million for the nine months ended September 30, 2006 compared to $95.3 million for the nine months ended September 30, 2005, an increase of $64.5 million, or 67.7%. Of this increase, $61.0 million was primarily attributable to higher residue natural gas and NGL sales volumes and $3.5 million was attributable to higher NGL sales prices offset by a slight decrease in average realized natural gas prices. The Bakken gathering system we acquired effective September 1, 2005 represented $43.3 million, or 67.2% of the volume increase while the increase in volumes attributable to the Kinta Area gathering assets we acquired on May 1, 2006 represented $11.8 million, or 18.2%. The inclusion of Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005 also contributed to the volume increase for the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

Natural gas sales volumes were 64,796 MMBtu/d for the nine months ended September 30, 2006 compared to 43,044 MMBtu/d for the nine months ended September 30, 2005, an increase of 21,752 MMBtu/d, or 50.5%.  Of the 21,752 MMBtu/d increase, 14,178 MMBtu/d, or 65.2% was attributable to the natural gas volumes as a result of our Bakken gathering system acquisition effective September 1, 2005 and 7,597 MMBtu/d, or 34.9% was attributable to the natural gas volumes as a result of our Kinta Area gathering assets we acquired on May 1, 2006. Our NGL sales volumes were 3,256 Bbls/d for the nine months ended September 30, 2006 compared to 1,561 Bbls/d for the nine months ended September 30, 2005, an increase of 1,695 Bbls/d, or 108.6%.  Of the 1,695 Bbls/d increase, 1,599, or 94.3% was attributable to our Bakken gathering system. These increases in volumes were also attributable in part to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Average realized natural gas sales prices were $6.30 per MMBtu for the nine months ended September 30, 2006 compared to $6.35 per MMBtu for the nine months ended September 30, 2005, a decrease of $0.05 per MMBtu, or 0.8%.  Average realized NGL sales prices were $1.06 per gallon for the nine months ended September 30, 2006 compared to $0.95 per gallon for the nine months ended September 30, 2005, an increase of $0.11 per gallon or 11.6%.  The change in our average realized NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil prices to rise during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the nine months ended September 30, 2006 totaled $2.4 million.  This gain increased average realized natural gas sales prices to $6.30 per MMBtu from $6.16 per MMBtu, an increase of $0.14 per MMBtu, or 2.3%.  We had no derivative transactions during the nine months ended September 30, 2005.

Fees earned from a five-month average of 129,644 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $4.5 million for the nine months ended September 30, 2006. The five-month average of 129,644 equates to an average 72,657 for the nine months ended September 30, 2006.  We had no similar fees from natural gas gathering during the nine months ended September 30, 2005.

Compression revenues were $3.6 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005, an increase of $0.6 million or 20.0%.  The compression assets were contributed by Hiland Partners, LLC on February 15, 2005, and accordingly, revenues from these assets were only included for seven and one-half months of the nine months ended September 30, 2005.

Midstream Purchases.  Midstream purchases were $118.0 million for the nine months ended September 30, 2006 compared to $77.6 million for the nine months ended September 30, 2005, an increase of $40.4 million, or 52.1%.  Of the $40.4 million increase, $28.9 million, or 71.5% was attributable to purchases as a result of our Bakken gathering system acquisition effective September 1, 2005 and $5.4 million, or 13.3% was attributable to purchases as a result of our Kinta Area gathering assets we acquired on May 1, 2006.  The increase in purchases is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Operations and Maintenance.  Operations and maintenance expense totaled $11.1 million for the nine months ended September 30, 2006 compared with $5.1 million for the nine months ended September 30, 2005, an increase of $6.0 million, or 119.2%. Of this increase, $2.8 million, or 46.4% was attributable to operations and maintenance as a result of our Kinta Area gathering assets we acquired on May 1, 2006 and $2.1 million, or 34.6% was attributable to operations and maintenance at our Bakken gathering system we acquired effective September 1, 2005. The increase in operations and maintenance is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $15.8 million for the nine months ended September 30, 2006 compared with $6.9 million for the nine months ended September 30, 2005, an increase of $8.9 million, or 128.4%.  Of this increase, $4.6 million, or 52.1% was attributable to depreciation and amortization on our Bakken gathering system we acquired effective September 1, 2005 and $3.3 million, or 37.5% was attributable to depreciation and amortization on our Kinta Area gathering assets we acquired on May 1, 2006. The increase in depreciation, amortization and accretion is also attributable to the inclusion of the Worland gathering system for the entire nine months in 2006 as compared to only seven and one-half months of the corresponding period in 2005.

General and Administrative.  General and administrative expense totaled $3.6 million for the nine months ended September 30, 2006 compared with $1.5 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 137.4%.  The increase is primarily attributable to increased salaries and additional staffing of $0.9 million as a result of growth and $0.8 million in Sarbanes-Oxley internal control compliance costs and audit and tax preparation fees.

Other Income (Expense). Other income (expense) totaled ($3.7) million for the nine months ended September 30, 2006 compared with ($1.0) million for the nine months ended September 30, 2005, an increase in expense of $2.7 million.  The increase is primarily attributable to interest expense associated with borrowings of $61.2 million on our credit facility to partially finance the Kinta Area gathering assets we acquired on May 1, 2006 and the interest expense associated with the partial financing of the acquisition of the Bakken gathering system effective September 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash generated from operations, borrowings under our credit facility and funds from private and public equity offerings have historically been our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Cash Flows from Operating Activities

Our cash flows from operating activities increased by $29.3 million to $30.2 million for the nine months ended September 30, 2006 from $0.9 million for the nine months ended September 30, 2005.  Approximately $13.8 million of the increase is attributable to higher net income plus depreciation and amortization during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  In addition, changes in working capital items exclusive of cash contributed $2.9 million to cash flows from operating activities during the nine months ended September 30, 2006 as compared to reducing cash flows from operating activities by $12.6 million for the nine months ended September 30, 2005.  The use of cash in operating activities in 2005 was primarily a result of replenishing our accounts receivable after the closing of our initial public offering and increased accounts receivable as a result of higher realized prices for natural gas and NGLs.  In connection with our formation, the $9.1 million accounts receivables of CGI was retained by former owners of CGI.  Decreased natural gas and NGL prices at September 30, 2006 as compared to natural gas and NGL prices at December 31, 2005, offset by the effect of our acquisition of the Kinta Area gathering assets contributed to decreases in accounts receivable and accrued midstream revenues during the nine months ended September 30, 2006.  Accounts payable and accrued midstream purchases during the nine months ended September 30, 2006 decreased due to a reduction in natural gas and NGL purchase prices at September 30, 2006 as compared to natural gas and NGL prices at December 31, 2005, but was somewhat offset by increased vendor payables relating to internal expansion and growth projects and additional accounts payable relating to the operations of the Kinta Area gathering assets acquired on May 1, 2006.

Cash Flows Used for Investing Activities

Cash flows used in investing activities, which represent investments in property and equipment and payments made for acquisitions, increased to $144.3 million from $65.2 million, an increase of $79.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase is primarily a result of the Kinta Area gathering assets acquisition on May 1, 2006, the ongoing progress on our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities increased to $117.1 million for the nine months ended September 30, 2006 from $70.9 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we borrowed $100.3 million under our credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund our internal expansion projects at Badlands, Kinta and Bakken. During the nine months ended September 30, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and 15,545 general partner equivalent units and $1.1 million as a result of issuing common units due to the exercise of 47,533 vested unit options. During the nine months ended September 30, 2006 we incurred $0.9 million of debt issuance costs and distributed $18.4 million to our unitholders. We completed our initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC.  We retained $12.2 million to replenish working capital.  During the period from January 1, 2005 to February 14, 2005, CGI repaid $1.1 million of its outstanding indebtedness.

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

A summary of our contractual cash obligations as of September 30, 2006, which include expansion projects on our Badlands, Kinta Area and Bakken gathering systems, is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Thereafter
	(in thousands)
Senior secured revolving credit facility	$134,064	$—	$—	$—	$—	$134,064
Contracts on internal expansion projects	11,554	5,111	6,443	—	—	—
Operating leases and service agreements	2,693	281	1,083	325	325	679
Total contractual cash obligations	$148,311	$5,392	$7,526	$325	$325	$134,743

Badlands Expansion Project

On November 8, 2005, we entered into a new 15-year definitive Gas Purchase Agreement with Continental Resources, Inc. under which we will gather, treat and process additional natural gas, which is produced as a by-product of Continental Resources’ secondary oil recovery operations, in the areas specified by the contract.  In order to fulfill our obligations under the agreement, we intend to expand our Badlands gas gathering system and processing plant located in Bowman County, North Dakota.  This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field-gathering infrastructure.  The expansion project, which is targeted for completion in the first quarter of 2007, is expected to cost approximately $40.0 million, which we intend to fund using our existing bank credit facility. As of September 30, 2006, we have invested $27.1 million in the expansion project. Moreover, we expect to spend an additional $9.4 million in 2007 to expand the system. As of September 30, 2006, we have contractual obligations, including operating lease and service agreements related to the expansion project at our Badlands gathering system, totaling $9.3 million.  The cost to expand the system may exceed our expected costs if our assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Bakken Expansion Project

We have plans to install additional gathering and compression infrastructure at our Bakken facility in order to reach the system’s expected capacity of approximately 25,000 Mcf/d. We expect this expansion will be completed in the fourth quarter of 2006.  We also intend to expand the existing NGL fractionation facilities in order to fractionate the expected increased NGL volumes from both our Bakken plant and our Badlands plant.  We expect this expansion will be completed in the second quarter of 2007.  As of September 30, 2006, we have $0.7 million remaining on contractual obligations to purchase two new compressors which we expect to be operational by the fourth quarter of 2006.

Other Expansion Projects

At our Kinta Area gathering systems, we intend to install four amine-treating facilities to remove excess carbon dioxide levels from the gas and install additional compression facilities to expand the current capacity by approximately 11,000 Mcf/d. We expect these expansion projects will be completed by first quarter 2007.  As of September 30, 2006, we have contractual obligations related to the amine-treating facilities of $1.1 million. We also plan to install additional pipelines and compression facilities at our Eagle Chief gathering system in order to increase our current system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system.  We expect this expansion project will be completed by fourth quarter 2006.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2006, 2007 and 2008. We entered into these instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between a counterparty and us to exchange obligations of money as the underlying natural gas or NGLs are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes.  The following table provides information about these financial derivative instruments for the periods indicated:

Description and Production Period	Volume	Average Fixed Price	Fair Value Asset (Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
October 2006 - September 2007	152,652	$1.13	$(113)
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

In addition to the contractual obligations noted in the table above, we have executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

Production period	(MMBtu)	Average Fixed Price (per MMBtu)

October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Credit Facility

Concurrently with the closing of our initial public offering, we entered into a three-year $55.0 million senior secured revolving credit facility.  On September 26, 2005, concurrently with the closing of the Bakken acquisition, we amended this facility to increase our borrowing capacity under the facility to $125.0 million. On May 1, 2006, we, through our wholly owned operating subsidiary, Hiland Operating, LLC completed our acquisition of Enogex Gas Gathering, L.L.C.’s eastern Oklahoma Kinta Area gathering assets for $96.4 million in cash. We used $61.2 million of our bank revolving credit facility to partially fund the acquisition.

On June 8, 2006, we entered into a second amendment to our credit facility to, among other things, increase our borrowing base to $200 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

The credit facility also contains covenants requiring us to maintain a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0, provided that in the event we make certain permitted acquisitions or capital expenditures, the credit facility allows this ratio to increase to 4.75:1.0 for the following three fiscal quarters (a “step-up period”) and a minimum interest coverage ratio of 3.0:1.0.

The credit facility defines EBITDA as our consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

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

As of September 30, 2006, we had $134.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). FASB 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded and unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the accelerated attribution method. Units to be issued under our unit incentive plan will result from newly issued units.  No compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. We had 152,300 options outstanding as of September 30, 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and we do not expect to record an adjustment.

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

Derivatives.   We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in September 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the nine months ended September 30, 2006, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

	Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$81,000	$51,000
Change ($/gal)	$(0.01)	$(56,000)	$(182,000)

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

Description and Production Period	Volume	Average Fixed Price	Fair Value Asset (Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	1,620,000	$8.26	$4,280
October 2007 - December 2008	2,025,000	$8.00	2,544
			$6,824

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
October 2006 - September 2007	600,000	$8.87	$(1,516)
October 2007 - March 2008	300,000	$8.87	(398)
			$(1,914)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
October 2006 - September 2007	152,652	$1.13	$(113)
October 2007 - March 2008	76,326	$1.13	(154)
			$(267)

In addition to the contractual obligations noted in the table above, we have executed various natural gas fixed price physical forward sales contracts on approximately 100,000 MMBtu per month for the remainder of 2006 and all of 2007 and 2008 with fixed prices ranging from $4.47 to $9.52 per MMBtu in 2006, $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

Production Period	(MMBtu)	Average Fixed Price (per MMBtu)

October 2006 - September 2007	1,200,000	$6.86
October 2007 - December 2008	1,500,000	$8.11

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  On May 1, 2006 we borrowed $61.2 million to partially fund our Kinta Area assets acquisition from Enogex Gas Gathering, L.L.C. During the nine months ended September 30, 2006, we borrowed another $20.4 million to fund our various expansion projects.  As of September 30, 2006, we had approximately $134.1 million of indebtedness outstanding under our credit facility.  The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase in interest expense, and a corresponding decrease in net income, of approximately $1.3 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the nine months ended September 30, 2006, accounted for approximately 17%, 16%, 14% and 12%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of September 30, 2006 is BP Energy Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2006, we entered into a Unit Purchase Agreement with our general partner, pursuant to which our general partner purchased 761,714 common units and 15,545 general partner units for an aggregate purchase price of $35.0 million.  We issued the units to our general partner on May 10, 2006 and used the proceeds to fund a portion of our acquisition of the Kina Area gathering assets from Enogex Gas Gathering, L.L.C.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as an exemption from registration of the units issued.

Please see our Current Report on Form 8-K filed May 3, 2006, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 13th day of November, 2006.

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