Form 10-Q
period 2007-03-31
Hiland Partners, LP
filed 2007-05-10
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes    ☐ No    ☒

The number of the registrant’s outstanding equity units at May 4, 2007 was 5,208,242 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

HILAND PARTNERS, LP

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,546	$10,386
Accounts receivable:
Trade	24,485	23,702
Affiliates	1,191	1,284
	25,676	24,986
Fair value of derivative assets	3,647	4,707
Other current assets	671	725
Total current assets	38,540	40,804

Property and equipment, net	263,982	252,801
Intangibles, net	45,196	46,561
Fair value of derivative assets	1,267	1,955
Other assets, net	1,749	1,695

Total assets	$350,734	$343,816

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$19,553	$19,032
Accounts payable-affiliates	4,538	4,412
Fair value of derivative liabilities	2,067	1,902
Accrued liabilities	1,414	1,173
Total current liabilities	27,572	26,519

Commitments and contingencies (Note 6)
Long-term debt	159,064	147,064
Fair value of derivative liabilities	274	291
Asset retirement obligation	2,215	2,196

Partners’ equity
Limited partners’ interest:
Common unitholders (5,206,343 and 5,166,413 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	137,999	139,781
Subordinat ed unitholders (4,080,000 units issued and outstanding)	17,607	19,913
General partner interest	3,612	3,696
Accumulated other comprehensive income	2,391	4,356
Total partners’ equity	161,609	167,746

Total liabilities and partners’ equity	$350,734	$343,816

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2007	2006
	(In thousands, except
	per unit amounts)

Revenues:
Midstream operations
Third parties	$58,860	$50,886
Affiliates	989	1,318
Compression services, affiliate	1,205	1,205
Total revenues	61,054	53,409

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,881	27,155
Midstream purchases -affiliate (exclusive of items shown separately below)	11,734	14,380
Operations and maintenance	4,970	2,574
Depreciation, amortization and accretion	6,741	4,137
General and administrative expenses	1,515	1,030
Total operating costs and expenses	56,841	49,276
Operating income	4,213	4,133

Other income (expense):
Interest and other income	123	75
Amortization of deferred loan costs	(88)	(123)
Interest expense	(2,086)	(535)
Other income (expense), net	(2,051)	(583)

Net income	2,162	3,550

Less general partner interest in net income	795	386
Limited partners’ interest in net income	$1,367	$3,164

Net income per limited partners’ unit – basic	$0.15	$0.37

Net income per limited partners’ unit – diluted	$0.15	$0.37

Weighted average limited partners’ units outstanding -basic	9,262	8,454

Weighted average limited partners’ units outstanding -diluted	9,309	8,502

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$2,162	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,722	4,127
Accretion of asset retirement obligation	19	10
Amortization of deferred loan cost	88	123
Gain on derivative transactions	(69)	(82)
Unit based compensation	178	107
(Increase) decrease in current assets:
Accounts receivable - trade	(783)	6,125
Accounts receivable - affiliates	93	353
Other current assets	54	(192)
Increase (decrease) in current liabilities:
Accounts payable	521	(3,526)
Accounts payable-affiliates	126	(1,494)
Accrued liabilities	241	(131)
Net cash provided by operating activities	9,352	8,970

Cash flows from investing activities:
Additions to property and equipment	(16,538)	(11,178)
Net cash used in investing activities	(16,538)	(11,178)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,000	8,000
Offering costs	(142)	—
Debt issuance costs	—	(11)
Proceeds from unit options exercise	988	910
Cash distribution to unitholders	(7,500)	(5,635)
Net cash provided by financing activities	5,346	3,264

Increase (decrease) for the period	(1,840)	1,056
Beginning of period	10,386	6,187
End of period	$8,546	$7,243

Supplementary information
Cash paid for interest, net of amounts capitalized	$2,069	$505

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2007 (Unaudited)

	Hiland Partners, LP
				Accumulated
			General	Other		Total
	Common	Subordinated	Partner	Comprehensive		Comprehensive
	Units	Units	Interest	Income	Total	Income
	(in thousands, except unit amounts)

Balance, January 1, 2007	$139,781	$19,913	$3,696	$4,356	$167,746

Proceeds from 39,930 unit options exercise	969	—	19	—	988

Periodic cash distributions	(3,695)	(2,907)	(898)	—	(7,500)

Unit based compensation	178	—	—	—	178

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(566)	(566)	$(566)

Change in fair value of derivatives	—	—	—	(1,399)	(1,399)	(1,399)

Net income	766	601	795	—	2,162	2,162

Comprehensive income						$197

Balance, March 31, 2007	$137,999	$17,607	$3,612	$2,391	$161,609

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands, except unit information or unless otherwise noted)

Note 1:  Organization, Basis of Presentation and Principles of Consolidation

Hiland Partners, LP, a Delaware limited partnership (“we,” “us,” “our,” “HPLP” or “the Partnership”), was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc., our predecessor (“Predecessor” or “CGI”) and Hiland Partners, LLC. We commenced operations on February 15, 2005, and concurrently with the completion of our initial public offering, CGI contributed a substantial portion of its net assets to us. The transfer of ownership of net assets from CGI to us represented a reorganization of entities under common control and was recorded at historical cost. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. (“CRI”).

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

The unaudited financial statements for the three months ended March 31, 2007 and 2006 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

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

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and natural gas liquids (NGL) prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Commodity Risk Management

We engage in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statements of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as hedges or do not qualify as hedges are recognized in income immediately, and are included in midstream revenues in the consolidated statement of operations.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas purchase and sales contracts in which we have contracted to purchase or sale natural gas quantities at fixed prices are designated as normal purchases and sales. Substantially all forward contracts fall within a one to 24 month term.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes.  Our comprehensive income for the three months ended March 31, 2007 and 2006 is presented in the table below:

	Three Months Ended March 31,
	2007	2006
Net income	$2,162	$3,550
Closed derivative transactions reclassified to income	(566)	—
Change in fair value of derivatives	(1,399)	184
Comprehensive income	$197	$3,734

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted units. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by both the basic and diluted weighted-average number of limited partnership units outstanding.

Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three months ended March 31, 2007 or 2006. On May 1, 2006 we acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492. Intangible assets consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2007	2006
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	9,396	8,031
Intangible assets, net	$45,196	$46,561

During the three months ended March 31, 2007 and 2006 we recorded $1,365 and $1,103, respectively of amortization expense. Estimated aggregate amortization expense for the remainder of 2007 is $4,094 and $5,459 for each of the four succeeding fiscal years from 2008 through 2011 and a total of $19,266 for all years thereafter.

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of March 31, 2007 and have determined that revisions in the carrying values are not necessary at this time. Our asset retirement obligations totaling $2,196 at January 1, 2007 increased to $2,215 at March 31, 2007 as a result of accreting the obligation by $19.

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

In October 1995 the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 was eliminated against common unit equity. Prior to January 1, 2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. Accordingly, no compensation expense was recognized in 2005 for our unit options granted during 2005.

There were no unit options granted during the three months ended March 31, 2007. The fair values of options granted during the three months ended March 31, 2006 were estimated on the dates of grant using the American Binomial option pricing model that used expected volatility ranges from 16.1% to 20.2%, a weighted-average volatility of 18.0%, an expected dividend yield of 5.2% and a risk-free interest rate of 4.5%. Expected and weighted-average volatility was based on our peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years were calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represented the period of time that the unit options granted were expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

The following table summarizes information about outstanding options for the three months ended March 31, 2007:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)

Outstanding at January 1, 2007	128,468	$28.24

Granted	—

Exercised	(39,930)	$24.26		$1,260

Forfeited or expired	—

Outstanding at March 31, 2007	88,538	$30.03	8.2	$2,454

Exercisable at March 31, 2007	14,636	$16.02	8.2	$611

On March 14, 2007, Randy Moeder, our Chief Executive Officer and President and a director of our general partner announced his intention to resign.  In connection with Mr. Moeder’s resignation we and our general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 10,666 unvested options to purchase our common units, issued to him on February 10, 2005, would vest. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested options to purchase our common units as a modification of the options awarded to Mr. Moeder on February 10, 2005.  The recalculated fair value of the options of $33.65 per unit determined by using the American Binomial option pricing model equaled the difference between the closing price of $56.15 per unit on March 14, 2007 and the exercise price of $22.50 per unit granted to Mr. Moeder on February 10, 2005.

On April 16, 2007, Mr. Moeder resigned and 1,899 of his 10,666 unvested options to purchase our common units vested. As a result of the recalculated fair value of $33.65 per unit, we recorded an additional $18 of expense for the period from March 15, 2007 through March 31, 2007 and will record another $6 for the period from April 1, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited his remaining 8,767 unvested unit options. The forfeiture of Mr. Moeder’s 8,767 unvested unit options will reduce compensation expense for the period from April 1, 2007 through April 16, 2007 by $16. On April 19, 2007, Mr. Moeder exercised his 1,899 vested options to purchase our common units.

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended March 31, 2007 and 2006, we expensed $58 and $87, respectively, related to unit options that were awarded in both 2006 and 2005. Basic and diluted earnings per unit were each reduced by $0.01 for each of the three months ended March 31, 2007 and 2006 as a result of the additional compensation recognized under SFAS 123R.

We issued no restricted units during the three months ended March 31, 2007.  As of March 31, 2007 and December 31, 2006, we had 19,000 restricted common units with a weighted average fair value at grant date of $44.12 per restricted unit outstanding. A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Each non-employee board member of our general partner is entitled to receive an additional 1,000 restricted common units on each anniversary date of the initial award.

Total compensation expense related to restricted units was $120 and $20 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $651 of total unrecognized cost related to unvested restricted units. This cost is to be recognized over a weighted average period of 3.1 years.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008 and we do not expect a change in our methodologies of fair value measurements.

Note 2:   Acquisition

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

The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Land, buildings and other equipment	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 3:  Property and Equipment

	As of	As of
	March 31,	December 31,
	2007	2006
Land	$267	$255
Construction in progress	51,449	48,610
Midstream pipeline, plants and compressors	239,619	226,157
Compression and water injection equipment	19,270	19,270
Other	2,696	2,471
	313,301	296,763
Less: accumulated depreciation and amortization	49,319	43,962
	$263,982	$252,801

During the three months ended March 31, 2007 and 2006, we capitalized interest of $669 and $101, respectively.

Note 4:   Derivatives

We have entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. We entered into these instruments to hedge forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased. We have also entered into one financial swap instrument that currently does not qualify for hedge accounting as discussed below.

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

On March 15, 2007 we entered into two separate financial swap instruments with BP Energy Company that relate to forecasted sales in 2009. In one instrument we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended. In the other instrument, currently designated as an open trade, we receive a NYMEX index price less a basis differential and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. The open trade financial swap instrument has not been designated as a hedge. The forecasted non-cash unrealized gain on the open trade financial swap instrument has been recorded as an increase in midstream revenues in the current period.

During the three months ended March 31, 2007 we reclassified net gains of $566 on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income and also recorded $1,399 out of accumulated other comprehensive income for the decrease in fair value of open derivatives. During the three months ended March 31, 2007, we recorded a gain of $83 on the non-qualifying open trade financial instrument and losses of $14 on the ineffective portions of our qualifying open derivative transactions. At March 31, 2007 our accumulated other comprehensive income related to qualifying derivatives was $2,391. Of this amount, we anticipate $1,481 will be reclassified to earnings during the next twelve months and $910 will be reclassified to earnings in subsequent periods.

During the three months ended March 31, 2006 we recorded $184 into accumulated other comprehensive income for the favorable change in fair value of open derivatives and recorded a gain of $82 on the ineffective portions of our qualifying open derivative transactions. At March 31, 2006 our accumulated other comprehensive income related to derivatives was $1,233. The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2007	2006

Fair value of derivative assets - current	$3,647	$4,707
Fair value of derivative assets - long term	1,267	1,955
Fair value of derivative liabilities - current	(2,067)	(1,902)
Fair value of derivative liabilities - long term	(274)	(291)
Net fair value of derivatives	$2,573	$4,469

The terms of our derivative contracts currently extend as far as December 2009. Our counterparties to our derivative contracts are BP Energy Company and BP Corporation North America, Inc. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2007.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)
	(MMBtu)	(per MMBtu)

Natural Gas - Sold Fixed for Floating Price Swaps
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008 - December 2008	1,215,000	$8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557

	(MMBtu)	(per MMBtu)
Natural Gas - Sold Open for Floating Price Swaps
January 2009 - December 2009	1,068,000	$7.42	$83

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
April 2007 - March 2008	600,000	$8.87	$(783)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
April 2007 - March 2008	152,652	$1.13	$(1,284)

Note 5:  Long-Term Debt

	As of	As of
	March 31,	December 31,
	2007	2006

Note payable - bank	$159,064	$147,064

On June 8, 2006, we entered into a second amendment to our credit facility to, among other things, increase our borrowing base from the February 15, 2005 original borrowing base of $55.0 million, first amended on September 26, 2005 to $125.0 million, to $200.0 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of March 31, 2007, we had $159.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Note 6:  Commitments and Contingencies

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

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expenses for the three months ended March 31, 2007 and 2006 of $62 and $41, respectively.

Prior to January 1, 2007, we jointly participated with other affiliated companies in a self-insurance pool (the “Pool”) covering health and workers’ compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these were reinsured through third party providers. Premiums charged to us were based on estimated costs per employee of the Pool. Effective January 1, 2007, we obtained our own health and workers’ compensation insurance through third-party providers. Property and general liability insurance is also maintained through third-party providers with a $100 deductible on each policy.

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

Although there are no significant regulatory proceedings in which we are currently involved, periodically we may be a party to regulatory proceedings. The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

We lease office space from a related entity (Note 8). We also lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the three months ended March 31, 2007 and 2006, rent expense was $514 and $159, respectively, under these leases.

On November 8, 2005, we entered into a new 15-year definitive gas purchase agreement with CRI under which we will gather, treat and process additional natural gas, which is produced as a by-product of CRI’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill our obligations under the agreement, we intend to expand our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure. The expansion project, now targeted to begin operations in June 2007, is expected to reach a total cost of approximately $49.5 million, including an additional $9.5 million to be invested by the third quarter of 2007 to further expand the system. We are currently funding this expansion project using our existing bank credit facility. As of March 31, 2007, we have invested $40.7 million in the expansion project.

Note 7:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
Customer 1	29%	19%
Customer 2	16%	18%
Customer 3	14%	13%
Customer 4	9%	—
Customer 5	7%	7%

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
Supplier 1 (affiliated company)	27%	34%
Supplier 2	26%	23%
Supplier 3	15%	14%
Supplier 4	5%	4%
Supplier 5	4%	9%

Note 8:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $11.7 million and $14.4 million for the three months ended March 31, 2007 and 2006, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $1.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended March 31, 2007 and 2006.

Accounts receivable-affiliates of $1,191 at March 31, 2007 include $1,111 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,284 at December 31, 2006 include $1,260 from one affiliate for midstream sales.

Accounts payable-affiliates of $4,538 at March 31, 2007 include $4,238 due to one affiliate for midstream purchases. Accounts payable-affiliates of $4,412 at December 31, 2006 include $3,819 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total amount paid to these companies was $94 and $54 during the three months ended March 31, 2007 and 2006, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $32 and $25 for the three months ended March 31, 2007 and 2006, respectively.

Note 9:  Reportable Segments

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

These business segments reflect the way we manage our operations. Our operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

Midstream assets totaled $320,229 at March 31, 2007. Assets attributable to compression operations totaled $30,505.All but $15 of the total capital expenditures of $16,538 for the three months ended March 31, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$59,849	$1,205	$61,054	$52,204	$1,205	$53,409
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	43,615	—	43,615	41,535	—	41,535
Operations and maintenance	4,802	168	4,970	2,386	188	2,574
Depreciation and amortization	5,848	893	6,741	3,244	893	4,137
General and administrative expenses	1,485	30	1,515	1,007	23	1,030
Total operating costs and expenses	55,750	1,091	56,841	48,172	1,104	49,276
Operating income	$4,099	$114	4,213	$4,032	$101	4,133
Other income (expense):
Interest and other income			123			75
Amortization of deferred loan costs			(88)			(123)
Interest expense			(2,086)			(535)
Total other income (expense)			(2,051)			(583)
Net income			$2,162			$3,550

Total assets	$320,229	$30,505	$350,730	$163,826	$34,067	$197,893
Capital expenditures	$16,523	$15	$16,538	$11,110	$68	$11,178

Note 10:  Net Income per Limited Partners’ Unit

The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three months ended March 31, 2007 and 2006:

	Income
	Available to
	Limited	Limited
	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2007
Income per limited partner unit – basic:
Income available to limited unitholders	$1,367		$0.15
Weighted average limited partner units outstanding		9,262,000
Income per limited partner unit – diluted:
Unit Options		47,000
Income available to common unitholders plus assumed conversions	$1,367	9,309,000	$0.15

	Income
	Available to
	Limited	Limited
	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2006
Income per limited partner unit – basic:
Income available to limited unitholders	$3,164		$0.37
Weighted average limited partner units outstanding		8,454,000
Income per limited partner unit – diluted:
Unit Options		48,000
Income available to common unitholders plus assumed conversions	$3,164	8,502,000	$0.37

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

Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2006 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	0.6250	2,724	2,550	112	249	5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06	0.7000	3,623	2,856	145	637	7,261
02/14/07	0.7125	3,694	2,907	150	749	7,500
05/15/07 (a)	0.7125	3,724	2,907	151	752	7,534
	$4.0750	$20,108	$16,626	$813	$3,116	$40,663

(a)          This cash distribution was announced on April 25, 2007 and will be paid on May 15, 2007 to all unitholders of record as of May 4, 2007.

Note 12:   Subsequent Events

On April 24, 2007, we entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of an additional portion of acreage owned by CRI in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. This additional acreage dedication consists of approximately 12,000 gross acres that are contiguous with the 23,000 gross acres that were dedicated from CRI in December 2006. The dedicated 35,000 gross acres are located in Hughes County. We estimate the capital investment related to this additional acreage dedication in the first year to be approximately $6.5 million and totaling up to approximately $13.0 million over the next four years. The initial term of the agreement is 10 years. The agreement grants us the right to process the gas and further provides that we will receive certain fixed fees for the dehydration, gathering and compression of the gas.

With the dedication of this additional acreage, our total capital investment in the Woodford Shale Play over the next fours years is estimated to be approximately $36.0 million. Plans also include building a 40,000 Mcf/d refrigeration processing plant and the installation of field gathering, compression and associated equipment.

On April 16, 2007, the board of directors of our general partner formally accepted Randy Moeder’s (our President and Chief Executive Officer, and director of our general partner) resignation effective immediately.  Mr. Harold Hamm, chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named.

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

•        risks associated with the construction of new pipelines and treating and processing facilities or additions to our existing pipelines and facilities: and

•        the ability to successfully replace Randy Moeder as Chief Executive Officer, President and director of our general partner.

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•         Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 93.1% of our total segment margin for the three months ended March 31, 2007 and 89.9% of our total segment margin for the three months ended March 31, 2006.

•         Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 6.9% of our total segment margin for the year ended March 31, 2007 and 10.1 % of our total segment margin for the year ended March 31, 2006.

Our midstream assets currently consist of 13 natural gas gathering systems with approximately 1,863 miles of gas gathering pipelines, five natural gas processing plants, three natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

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

On April 16, 2007, the board of directors of our general partner formally accepted Randy Moeder’s (our President and Chief Executive Officer, and director of our general partner) resignation effective immediately.  Mr. Harold Hamm, chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward due to our acquisition of the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. effective May 1, 2006. As such, results of operations from our Kinta Area gathering assets are only reflected from May 1, 2006.

Results of Operations

Our Results of Operations

Set forth in the tables below are financial and operating data for us for the periods indicated.

Operations from our acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$59,849	$52,204
Midstream purchases	43,615	41,535
Midstream segment margin	16,234	10,669
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$17,439	$11,874

Summary of Operations Data:
Midstream revenues	$59,849	$52,204
Compression revenues	1,205	1,205
Total revenues	61,054	53,409

Midstream purchases (exclusive of items shown separately below)	43,615	41,535
Operations and maintenance	4,970	2,574
Depreciation, amortization and accretion	6,741	4,137
General and administrative	1,515	1,030
Total operating costs and expenses	56,841	49,276
Operating income	4,213	4,133
Other income (expense)	(2,051)	(583)
Net income	2,162	3,550

Add:
Depreciation, amortization and accretion	6,741	4,137
Amortization of deferred loan costs	88	123
Interest expense	2,086	535
EBITDA (3)	$11,077	$8,345

Operating Data:
Natural gas sales (MMBTU/d)	74,521	59,627
NGL sales (Bbls/d)	3,986	3,245
Natural gas gathered (MMBtu/d) (4)	120,770	—

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$4,213	$4,133
Add:
Operations and maintenance expenses	4,970	2,574
Depreciation, amortization and accretion	6,741	4,137
General and administrative expenses	1,515	1,030
Total segment margin	$17,439	$11,874

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenues.  Total revenues (midstream and compression) were $61.1 million for the three months ended March 31, 2007 compared to $53.4 million for the three months ended March 31, 2006, an increase of $7.7 million, or 14.3%.  This $7.7 million increase was due to increased natural gas sales volumes of 14,894 MMBtu/day (MMBtu per day) primarily related to our acquisition of the Kinta Area gathering assets effective May 1, 2006 and increased NGL sales volumes of 741 Bbl/day (Bbls per day) largely attributable to our Bakken and Eagle Chief gathering systems, both of which were offset by lower average realized natural gas and NGL sales prices in 2007 as compared to the same period in 2006.  Revenues from compression assets were the same for both periods.

Our midstream revenues were $59.8 million for the three months ended March 31, 2007 compared to $52.2 million for the three months ended March 31, 2006, a net increase of $7.6 million, or 14.6%. Of this net increase in midstream revenues, $19.8 million was primarily attributable to revenues from natural gas sales volumes and gathering fee volumes related to the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at our Bakken and Eagle Chief gathering systems.  The increase of $19.8 million attributable to increased natural gas, NGL and gathering fee volumes was reduced by $12.1 million due to lower average realized natural gas and NGL sales prices.

Natural gas sales volumes were 74,521 MMBtu/d for the three months ended March 31, 2007 compared to 59,627 MMBtu/d for the three months ended March 31, 2006, an increase of 14,894 MMBtu/d, or 25.0%.  Of the 14,894 MMBtu/d increase, 11,441, or 76.8% was attributable to the natural gas volumes as a result of our Kinta gathering system acquisition effective May 1, 2006. Our NGL sales volumes were 3,986 Bbls/d for the three months ended March 31, 2007 compared to 3,245 Bbls/d for the three months ended March 31, 2006, an increase of 741 Bbls/d, or 22.8%.  Of the 724 Bbls/d increase, 660 Bbls/d, or 89.1% was attributable to increased NGL sales volumes at our Bakken and Eagle Chief gathering systems.

Our average realized natural gas sales prices were $6.19 per MMBtu for the three months ended March 31, 2007 compared to $7.20 per MMBtu for the three months ended March 31, 2006, a decrease of $1.01 per MMBtu, or 14.0%.  In addition, average realized NGL sales prices were $.94 per gallon for the three months ended March 31, 2007 compared to $1.00 per gallon for the three months ended March 31, 2006, a decrease of $0.06 per gallon or 6.0%.  The change in our average realized natural gas and NGL sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to fall during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the three months ended March 31, 2007 totaled $0.6 million.  This gain increased average realized natural gas sales prices to $6.19 per MMBtu from $6.10 per MMBtu, an increase of $0.09 per MMBtu, or 1.5%.  We had no closed derivative transactions during the three months ended March 31, 2006.

Fees earned from 120,770 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $2.6 million for the three months ended March 31, 2007. We had no similar fees from natural gas gathering during the three months ended March 31, 2006.

Our compression revenues were $1.2 million for the each of the three months ended March 31, 2007 and 2006.

Midstream Purchases.  Our midstream purchases were $43.6 million for the three months ended March 31, 2007 compared to $41.5 million for the three months ended March 31, 2006, an increase of $2.1 million, or 5.0%.  The $2.1 million increase primarily consists of $4.9 million attributable to purchased residue gas from our Kinta Area gathering assets and $2.2 million attributable to increased purchased residue gas volumes at our Bakken and Eagle Chief gathering systems. The combined increase of $7.1 million was primarily offset by $5.0 million in reduced payments to producers due to lower natural gas and NGL purchases prices, which generally are closely related to fluctuations in natural gas and NGL sales prices.

Operations and Maintenance.  Our operations and maintenance expense totaled $5.0 million for the three months ended March 31, 2007 compared with $2.6 million for the three months ended March 31, 2006, an increase of $2.4 million, or 93.1%. Of this increase, $1.7 million, or 70.6% was attributable to operations and maintenance at our Kinta Area gathering system and $0.5 million, or 18.4%, was attributable to increased operations at our Bakken and Eagle Chief gathering systems.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $6.7 million for the three months ended March 31, 2007 compared with $4.1 million for the three months ended March 31, 2006, an increase of $2.6 million, or 62.9%.  Of this increase, $2.0 million, or 77.5% was attributable to depreciation and amortization on our Kinta Area gathering system. The increase is also attributable to additional depreciation of $0.3 million, or 12.8% at our Bakken and Eagle Chief gathering systems.

General and Administrative.  Our general and administrative expense totaled $1.5 million for the three months ended March 31, 2007 compared with $1.0 million for the three months ended March 31, 2006, an increase of $0.5 million, or 47.1%.  The increase is primarily attributable to increased salaries and additional staffing, including costs to recruit key employees.

Other Income (Expense). Our other income (expense) totaled ($2.1) million for the three months ended March 31, 2007 compared with ($0.6) million for the three months ended March 31, 2006, an increase in expense of $1.5 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash generated from operations, borrowings under our credit facility and funds from private and public equity and debt offerings have historically been our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control.

Cash Flows from Operating Activities

Our cash flows from operating activities increased by $0.4 million to $9.4 million for the three months ended March 31, 2007 from $9.0 million for the three months ended March 31, 2006.  During the three months ended March 31, 2007 we received cash flows from customers of approximately $60.5 million attributable to increased natural gas and NGLs volumes offset by lower natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $49.5 million and payment of interest expense of $2.1 million, net of amounts capitalized, resulting in cash received from our operating activities of $9.3 million. During the same three month period in 2006, we received cash flows from customers of approximately $59.7 million attributable to increased volumes of natural gas and NGLs and increased natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $50.2 million and payment of interest expense of $0.5 million, net of amounts capitalized, resulting in cash received from our operating activities of $9.0 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas and NGL volumes from our Kinta Area gathering assets acquired effective May 1, 2006 and increased volumes from our Bakken and Eagle chief gathering systems, offset by lower natural gas and natural gas liquids sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the three months ended March 31, 2007. Working capital items, exclusive of cash, contributed $0.3 million and $1.1 million to cash flows from operating activities during the three months ended March 31, 2007 and 2006, respectively. Net income for the three months ended March 31, 2007 was $2.2 million, a decrease of $1.3 million from a net income of $3.5 million for the three months ended March 31, 2006.  Depreciation increased by $2.6 million to $6.7 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities, which represent investments in property and equipment, increased by $5.3 million to $16.5 million for the three months ended March 31, 2007 from $11.2 million for the three months ended March 31, 2006 largely due to the ongoing progress on our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities increased to $5.3 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we borrowed $12.0 million under our credit facility to fund our internal expansion projects, we received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 39,930 vested unit options, we distributed $7.5 million to our unitholders on February 14, 2007 and incurred offering costs of $0.1 million associated with our S-3/A registration statement filed with the SEC on January 23, 2007.  During the three months ended March 31, 2006, we borrowed $8.0 million under our credit facility to partially fund internal expansion projects, we received capital contributions of $0.9 million as a result of issuing common units due to the exercise of 39,633 vested unit options and we distributed $5.6 million to our unitholders on February 14, 2006.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures. Given our objective of growth through acquisitions and expansions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreement.

Badlands Expansion Project

On November 8, 2005, we entered into a new 15-year definitive gas purchase agreement with CRI under which we will gather, treat and process additional natural gas, which is produced as a by-product of CRI’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill our obligations under the agreement, we intend to expand our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project will include the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure. The expansion project, now targeted to begin operations in June 2007, is expected to reach a total cost of approximately $49.5 million, including an additional

$9.5 million to be invested by the third quarter of 2007 to further expand the system. We are currently funding this expansion project using our existing bank credit facility. As of March 31, 2007, we have invested $40.7 million in the expansion project. The cost to expand the system may exceed our expected costs if our assumptions as to construction costs or other factors are incorrect or as a result of other events that are beyond our control.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. We entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. One financial swap instrument currently does not qualify for hedge accounting.

The following table provides information about these financial derivative instruments for the periods indicated:

			Fair Value
		Asset	Average
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008 - December 2008	1,215,000	$8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557

Natural Gas - Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$83

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2007 - March 2008	600,000	$8.87	$(783)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
April 2007 - March 2008	152,652	$1.13	$(1,284)

In addition to the derivative instruments noted in the table above, we have executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of March 31, 2007.

Credit Facility

On June 8, 2006, we entered into a second amendment to our credit facility to, among other things, increase our borrowing base from the February 15, 2005 original borrowing base of $55.0 million, first amended on September 26, 2005 to $125.0 million, to $200.0 million and revise certain covenants. The facility currently consists of a $191.0 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “revolving acquisition facility”); and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “revolving working capital facility”).

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of March 31, 2007, we had $159.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the three months ended March 31, 2007, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		For the Three Months Ended March 31, 2007
		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$120,000	$41,000
Change ($/gal)	$(0.01)	$(41,000)	$(121,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquids prices in 2007, 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments for the periods indicated:

			Fair Value
		Asset	Average
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2007 - March 2008	1,620,000	$8.02	$3,647
April 2008 - December 2008	1,215,000	$8.00	1,184
January 2009 - December 2009	1,068,000	$7.06	(274)
			$4,557

Natural Gas - Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$83

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
April 2007 - March 2008	600,000	$8.87	$(783)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
April 2007 - March 2008	152,652	$1.13	$(1,284)

In addition to the derivative instruments noted in the table above, we have executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

April 2007 - March 2008	1,335,000	$7.26
April 2008 - December 2008	900,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  As of March 31, 2007, we had approximately $159.1 million of indebtedness outstanding under our credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase or decrease in interest expense, and a corresponding decrease or increase in net income of approximately $1.6 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the three months ended March 31, 2007, accounted for approximately 29%, 16%, 14% and 9%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparties for our derivative instruments as of March 31, 2007 are BP Energy Company and BP Corporation North America, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our interim principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.   Based on that evaluation, the interim principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange

Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although there are no significant regulatory proceedings in which we are currently involved, periodically we may be a party to regulatory proceedings. The results of regulatory proceedings cannot be predicted with certainty; however, our management believes that we presently do not have material potential liability in connection with regulatory proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our failure to replace Randy Moeder, our current Chief Executive Officer, with an individual with the required level of experience and expertise in a timely manner, could have an adverse impact on our operations and business strategy.

On March 14, 2007, Randy Moeder announced his intension to resign as Chief Executive Officer and director of both our general partner and the general partner of Hiland Holdings GP, LP to pursue other career opportunities. On April 16, 2007, the board of directors of our general partner formally accepted Mr. Moeder’s resignation. Mr. Moeder has served as the Chief Executive Officer of our general partner since our inception in October 2004 and has been involved with our predecessor businesses since April 1998. Mr. Harold Hamm, Chairman of the board of directors of our general partner was appointed interim President and Chief Executive Officer until a successor is named. Mr. Hamm is also heading up a committee to secure a replacement for Mr. Moeder. However, if we are unsuccessful in replacing Mr. Moeder with an individual with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 10th day of May, 2007.

HILAND PARTNERS, LP

By: Hiland Partners GP, LLC, its general partner

By:	/s/ Harold Hamm
Harold Hamm
Interim Chief Executive Officer, President and Director

By:	/s/ Ken Maples
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