Form 10-Q
period 2007-06-30
Hiland Partners, LP
filed 2007-08-09
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of the registrant’s outstanding equity units at August 3, 2007 was 5,208,775 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited, except December 31, 2006 Balance Sheet)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income
Condensed Notes to Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

HILAND PARTNERS, LP

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,932	$10,386
Accounts receivable:
Trade	25,411	23,702
Affiliates	942	1,284
	26,353	24,986
Fair value of derivative assets	3,760	4,707
Other current assets	866	725
Total current assets	40,911	40,804

Property and equipment, net	285,544	252,801
Intangibles, net	43,831	46,561
Fair value of derivative assets	938	1,955
Other assets, net	1,663	1,695

Total assets	$372,887	$343,816

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$27,427	$19,032
Accounts payable-affiliates	4,920	4,412
Fair value of derivative liabilities	2,455	1,902
Accrued liabilities	1,464	1,173
Total current liabilities	36,266	26,519

Commitments and contingencies (Note 6)
Long-term debt	177,564	147,064
Fair value of derivative liabilities	387	291
Asset retirement obligation	2,695	2,196

Partners’ equity
Limited partners’ interest:
Common unitholders (5,208,775 and 5,166,413 units issued and
outstanding at June 30, 2007 and December 31, 2006, respectively)	135,348	139,781
Subordinated unitholders (4,080,000 units issued and outstanding)	15,363	19,913
General partner interest	3,692	3,696
Accumulated other comprehensive income	1,572	4,356
Total partners’ equity	155,975	167,746

Total liabilities and partners’ equity	$372,887	$343,816

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three and Six Months Ended (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$64,664	$50,583	$123,523	$101,469
Affiliates	747	951	1,736	2,269
Compression services, affiliate	1,205	1,205	2,410	2,410
Total revenues	66,616	52,739	127,669	106,148

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	34,908	24,752	66,789	51,909
Midstream purchases -affiliate (exclusive of items shown separately below)	13,008	12,069	24,742	26,447
Operations and maintenance	4,980	3,998	9,950	6,571
Depreciation, amortization and accretion	7,039	5,498	13,779	9,635
General and administrative expenses	1,879	1,248	3,394	2,278
Total operating costs and expenses	61,814	47,565	118,654	96,840
Operating income	4,802	5,174	9,015	9,308

Other income (expense):
Interest and other income	89	78	212	153
Amortization of deferred loan costs	(88)	(109)	(176)	(233)
Interest expense	(2,307)	(1,325)	(4,393)	(1,860)
Other income (expense), net	(2,306)	(1,356)	(4,357)	(1,940)

Net income	2,496	3,818	4,658	7,368

Less general partner interest in net income	982	491	1,777	876
Limited partners’ interest in net income	$1,514	$3,327	$2,881	$6,492

Net income per limited partners’ unit — basic	$0.16	$0.37	$0.31	$0.75

Net income per limited partners’ unit — diluted	$0.16	$0.37	$0.31	$0.74

Weighted average limited partners’ units outstanding -basic	9,288	8,907	9,275	8,678

Weighted average limited partners’ units outstanding -diluted	9,328	8,952	9,319	8,724

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Six Months Ended (Unaudited)

	June 30, 2007	June 30, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$4,658	$7,368
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,726	9,609
Accretion of asset retirement obligation	53	26
Amortization of deferred loan cost	176	233
Gain on derivative transactions	(171)	(164)
Unit based compensation	345	218
(Increase) decrease in current assets:
Accounts receivable - trade	(1,709)	5,777
Accounts receivable - affiliates	342	626
Other current assets	(141)	(163)
Increase (decrease) in current liabilities:
Accounts payable	1,817	5,328
Accounts payable-affiliates	508	(2,187)
Accrued liabilities	291	36
Net cash provided by operating activities	19,895	26,707

Cash flows from investing activities:
Additions to property and equipment	(36,715)	(33,659)
Payments for Kinta Area assets acquired	—	(96,400)
Proceeds from disposals of property and equipment	—	16
Net cash used in investing activities	(36,715)	(130,043)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,500	81,780
Increase in deferred offering cost	(142)	—
Debt issuance costs	(2)	(746)
Units issued to our general partner	—	35,000
Proceeds from unit options exercise	1,045	992
Cash distribution to unitholders	(15,035)	(11,580)
Net cash provided by financing activities	16,366	105,446

Increase (decrease) for the period	(454)	2,110
Beginning of period	10,386	6,187
End of period	$9,932	$8,297

Supplementary information
Cash paid for interest, net of amounts capitalized	$4,388	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2007 (Unaudited)

	Common Units	Subordinated Units	General Partner Interest	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	(in thousands, except unit amounts)
Balance, January 1, 2007	$139,781	$19,913	$3,696	$4,356	$167,746

Proceeds from 42,362 unit options exercise	1,024	—	21	—	1,045

Periodic cash distributions	(7,419)	(5,814)	(1,802)	—	(15,035)

Unit based compensation	345	—	—	—	345

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(1,454)	(1,454)	$(1,454)

Change in fair value of derivatives	—	—	—	(1,330)	(1,330)	(1,330)

Net income	1,617	1,264	1,777	—	4,658	4,658

Comprehensive income						$1,874

Balance, June 30, 2007	$135,348	$15,363	$3,692	$1,572	$155,975

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The unaudited financial statements for the three and six months ended June 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for interim reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

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

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and natural gas liquid (NGL) prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

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

SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas purchase and sales contracts in which we have contracted to purchase or sale natural gas quantities at fixed prices are designated as normal purchases and sales. Substantially all forward contracts fall within a one to 24 month term.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes.  Our comprehensive income for the three and six months ended June 30, 2007 and 2006 is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,496	$3,818	$4,658	$7,368
Closed derivative transactions reclassified to income	(888)	(1,013)	(1,454)	(1,013)
Change in fair value of derivatives	69	314	(1,330)	498
Comprehensive income	$1,677	$3,119	$1,874	$6,853

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

 Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the six months ended June 30, 2007 or 2006. On May 1, 2006 we acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	June 30,	December 31,
	2007	2006
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	10,761	8,031
Intangible assets, net	$43,831	$46,561

During the three months ended June 30, 2007 and 2006 we recorded amortization expense of $1,365 and $1,277, respectively and during the six months ended June 30, 2007 and 2006 we recorded amortization expense of $2,730 and $2,380, respectively. Estimated aggregate amortization expense for the remainder of 2007 is $2,730 and $5,459 for each of the four succeeding fiscal years from 2008 through 2011 and a total of $19,265 for all years thereafter.

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. During the six months ended June 30, 2007, we incurred asset retirement obligations on new and existing plant and compressor locations under lease. We have also evaluated existing asset retirement obligations and have made revisions in the carrying values as of June 30, 2007.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2007	$2,196
Add: additions on leased locations	588
Revisions of prior estimates	(142)
Add: accretion expense	53
Asset retirement obligation, June 30, 2007	$2,695

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

Our general partner’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option’s contractual life of ten years after the grant date.  Our restricted and phantom units vest in one-quarter increments on the anniversary of the grant date over four years.

In October 1995 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 was eliminated against common unit equity. Prior to January 1, 2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards.

On June 19, 2007, we granted 10,000 phantom units under our Long-Term Incentive Plan to our new Chief Executive Officer, Joseph L. Griffin. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, Mr. Griffin will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, in the discretion of our general partner’s board of directors. Similar to restricted units, the phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by our general partner until the units vest. During the three months ended June 30, 2007 we incurred compensation expense of $9 related to the phantom units and will recognize additional expense of $536 over the next four years.  We had granted no phantom units prior to June 19, 2007.

There were no unit options granted during the three months ended June 30, 2007 or 2006. The fair values of options granted during the six months ended June 30, 2006 were estimated on the dates of grant using the American Binomial option pricing model that used expected volatility ranges from 16.1% to 20.2%, a weighted-average volatility of 18.0%, an expected dividend yield of 5.2% and a risk-free interest rate of 4.5%. Expected and weighted-average volatility was based on our peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years were calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represented the period of time that the unit options granted were expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

The following table summarizes information about outstanding options for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)

Outstanding at January 1, 2007	128,468	$28.24

Granted	—

Exercised	(42,362)	$22.50		$1,394

Forfeited or expired	(9,767)	$22.50

Outstanding at June 30, 2007	76,339	$31.24	8.2	$1,776

Exercisable at June 30, 2007	12,671	$15.01	8.4	$297

On March 14, 2007, Randy Moeder, our prior Chief Executive Officer and President and a director of our general partner announced his intention to resign.  In connection with Mr. Moeder’s resignation, we and our general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 10,666 unvested options to purchase our common units, issued to him on February 10, 2005, would vest. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested options to purchase our common units as a modification of the options awarded to Mr. Moeder on February 10, 2005.  The recalculated fair value of the options of $33.65 per unit determined by using the American Binomial option pricing model equaled the difference between the closing price of $56.15 per unit on March 14, 2007 and the exercise price of $22.50 per unit granted to Mr. Moeder on February 10, 2005.

On April 16, 2007, Mr. Moeder resigned and 1,899 of his 10,666 unvested options to purchase our common units vested. As a result of the recalculated fair value of $33.65 per unit, we recorded an additional $24 of expense for the period from March 15, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited his remaining 8,767 unvested unit options. The forfeiture of Mr. Moeder’s 8,767 unvested unit options reduced compensation expense for the period from April 1, 2007 through April 16, 2007 by $16. On April 19, 2007, Mr. Moeder exercised his 1,899 vested options to purchase our common units.

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended June 30, 2007 and 2006, we expensed $39 and $92, respectively, related to unit options that were awarded in both 2006 and 2005 and during the six months ended June 30, 2007 and 2006, we expensed $97 and $179, respectively. Basic and diluted earnings per unit were each reduced by $0.01 for each of the three and six months ended June 30, 2007 and 2006 as a result of the additional compensation recognized under SFAS 123R.

We issued no restricted units during the three and six months ended June 30, 2007.  As of June 30, 2007 and December 31, 2006, we had 19,000 restricted common units with a weighted average fair value at grant date of $44.12 per restricted unit outstanding. A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Each non-employee board member of our general partner is entitled to receive an additional 1,000 restricted common units on each anniversary date of the initial award.

Total compensation expense related to phantom and restricted units was $129 and $19 for the three months ended June 30, 2007 and 2006, respectively and was $248 and $39 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $1,067 of total unrecognized cost related to unvested phantom and restricted units granted. This cost is to be recognized over a weighted average period of 1.8 years.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of the Statement prospectively in our first interim period in the fiscal year beginning on January 1, 2008, and we do not expect a change in our methodologies of fair value measurements.

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

The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Land, buildings and other equipment	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 3:  Property and Equipment

	As of	As of
	June 30,	December 31,
	2007	2006
Land	$267	$255
Construction in progress	63,036	48,610
Midstream pipeline, plants and compressors	254,560	226,157
Compression and water injection equipment	19,270	19,270
Other	3,403	2,471
	340,536	296,763
Less: accumulated depreciation and amortization	54,992	43,962
	$285,544	$252,801

During the three and six months ended June 30, 2007, we capitalized interest of $784 and $1,453, respectively. We capitalized $239 and $340 interest during the three and six months ended June 30, 2006, respectively.

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recognized as an adjustment to midstream revenue while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to our midstream revenues.

On May 9, 2007, we entered into a financial swap instrument with BP Energy Company related to forecasted sales in 2008 whereby we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended.

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

During the three and six months ended June 30, 2007, we reclassified net gains of $888 and $1,454, respectively, on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income. We recorded $69 into accumulated other comprehensive income for the increase in fair value of open derivatives for the three months ended June 30, 2007 and for the six months ended June 30, 2007 we recorded $1,330 out of accumulated other comprehensive income for the decrease in fair value of open derivatives. During the three and six months ended June 30, 2007, we recorded gains of $98 and $181,  respectively, on the non-qualifying open trade financial instrument and gains of $4 and $103, respectively, on the ineffective portions of our qualifying open derivative transactions. At June 30, 2007, our accumulated other comprehensive income related to qualifying derivatives was $1,572. Of this amount, we anticipate $1,245 will be reclassified to earnings during the next twelve months and $327 will be reclassified to earnings in subsequent periods.

During the three and six months ended June 30, 2006, we reclassified gains of $1,013 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and recorded $314 and $498, respectively, to other comprehensive income for the favorable change in fair value of open derivatives.  During the three and six months ended June 30, 2006, we recorded gains of $82 and $164, respectively, on the ineffective portions of our qualifying open derivative transactions. At June 30, 2006 our accumulated other comprehensive income related to derivatives was $534.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	June 30,	December 31,
	2007	2006

Fair value of derivative assets - current	$3,760	$4,707
Fair value of derivative assets - long term	938	1,955
Fair value of derivative liabilities - current	(2,455)	(1,902)
Fair value of derivative liabilities - long term	(387)	(291)
Net fair value of derivatives	$1,856	$4,469

The terms of our derivative contracts currently extend as far as December 2009. Our counterparties to our derivative contracts are BP Energy Company and BP Corporation North America, Inc. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2007.

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - June 2008	1,800,000	$7.92	$3,760
July 2008 - December 2008	990,000	$7.84	756
January 2009 - December 2009	1,068,000	$7.06	(387)
			$4,129

Natural Gas - Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$182

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - March 2008	450,000	$8.87	$(954)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
July 2007 - March 2008	114,489	$1.13	$(1,501)

Note 5:  Long-Term Debt

	As of	As of
	June 30,	December 31,
	2007	2006

Note payable - bank	$177,564	$147,064

On July 13, 2007, we entered into a third amendment to our credit agreement dated as of February 15, 2005. Pursuant to the third amendment, we have, among other things, increased our borrowing base from $200 million to $250 million and decreased the accordion feature in the facility from $150 million to $100 million.

The third amendment increases our borrowing capacity under our senior secured revolving credit facility to $250 million such that the facility now consists of a $241 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the “Working Capital Facility”).

In addition, the amendment provides for an accordion feature, which permits us if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At June 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of June 30, 2007, we had $177.6 million outstanding under the credit facility and were in compliance with its financial covenants.

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

Production period	(MMBtu)	Average Fixed Price (per MMBtu)
July 2007 - June 2008	1,290,000	$7.62
July 2008 - December 2008	600,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended June 30, 2007 and 2006 of $64 and $46, respectively. Expense for the six months ended June 30, 2007 and 2006 of $126 and $87, respectively.

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

We lease office space from a related entity (Note 8). We also lease certain facilities, compressors, vehicles and other equipment under operating leases, most of which contain annual renewal options. Under these lease agreements, rent expense was $495 and $182, respectively for the three months ended June 30, 2007 and 2006 and $1,009 and $356 for the six months ended June 30, 2007 and 2006, respectively.

 On November 8, 2005, we entered into a new 15-year definitive gas purchase agreement with CRI under which we will gather, treat and process additional natural gas, which is produced as a by-product of CRI’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill our obligations under the agreement, we are expanding our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project includes the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure. The expansion project, which began operations in the third quarter 2007, was initially expected to reach a total cost of approximately $49.5 million. As of June 30, 2007, we have invested $52.1 million in the expansion project and believe our total investment will not exceed $56.0 million. We are currently funding this expansion project using our existing bank credit facility.

Note 7:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Customer 1	21%	21%	25%	20%
Customer 2	16%	14%	15%	14%
Customer 3	11%	15%	14%	16%
Customer 4	11%	2%	10%	2%
Customer 5	10%	11%	6%	11%

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Supplier 1 (affiliated company)	27%	33%	27%	34%
Supplier 2	27%	24%	26%	24%
Supplier 3	13%	13%	14%	14%

Note 8:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $13.0 million and $12.1 million for the three months ended June 30, 2007 and 2006, respectively. Purchases of product from affiliates totaled $24.7 million and $26.4 million for the six months ended June 30, 2007 and 2006, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $0.7 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. Sales of product to affiliates totaled $1.7 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended June 30, 2007 and 2006 and $2.4 million for each of the six months ended June 30, 2007 and 2006.

Accounts receivable-affiliates of $942 at June 30, 2007 include $859 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,284 at December 31, 2006 include $1,260 from one affiliate for midstream sales.

Accounts payable-affiliates of $4,920 at June 30, 2007 include $4,457 due to one affiliate for midstream purchases. Accounts payable-affiliates of $4,412 at December 31, 2006 include $3,819 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total amount paid to these companies was $180 and $57 during the three months ended June 30, 2007 and 2006, respectively. Amounts paid to these companies during the six months ended June 30, 2007 and June 30, 2006 totaled $274 and $111, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $70 and $40 for the three months ended June 30, 2007 and 2006, respectively. Rents paid associated with these leases totaled $102 and $65 for the six months ended June 30, 2007 and 2006, respectively.

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

Midstream assets totaled $343,275 at June 30, 2007. Assets attributable to compression operations totaled $29,612. All but $16     of the total capital expenditures of $43,294 for the six months ended June 30, 2007 was attributable to midstream operations.

 The tables below present information for the reportable segments for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$65,411	$1,205	$66,616	$51,534	$1,205	$52,739
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	47,916	—	47,916	36,821	—	36,821
Operations and maintenance	4,783	197	4,980	3,757	241	3,998
Depreciation and amortization	6,144	895	7,039	4,605	893	5,498
General and administrative expenses	1,845	34	1,879	1,219	29	1,248
Total operating costs and expenses	60,688	1,126	61,814	46,402	1,163	47,565
Operating income	$4,723	$79	4,802	$5,132	$42	5,174
Other income (expense):
Interest and other income			89			78
Amortization of deferred loan costs			(88)			(109)
Interest expense			(2,307)			(1,325)
Total other income (expense)			(2,306)			(1,356)
Net income			$2,496			$3,818

	For the Six Months Ended June 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total
Revenues	$125,259	$2,410	$127,669	$103,738	$2,410	$106,148
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	91,531	—	91,531	78,356	—	78,356
Operations and maintenance	9,585	365	9,950	6,142	429	6,571
Depreciation and amortization	11,990	1,789	13,779	7,849	1,786	9,635
General and administrative expenses	3,330	64	3,394	2,226	52	2,278
Total operating costs and expenses	116,436	2,218	118,654	94,573	2,267	96,840
Operating income	$8,823	$192	9,015	$9,165	$143	9,308
Other income (expense):
Interest and other income			212			153
Amortization of deferred loan costs			(176)			(233)
Interest expense			(4,393)			(1,860)
Total other income (expense)			(4,357)			(1,940)
Net income			$4,658			$7,368

Note 10:  Net Income per Limited Partners’ Unit

 The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions by the weighted-average number of limited partnership units outstanding. The computation of diluted earnings per unit further assumes the dilutive effect of unit options and restricted units. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007			2006
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income per limited partner unit -basic:
Income available to limited unitholders	$1,514		$0.16	$3,327		$0.37
Weighted average limited partner units outstanding		9,288,000			8,907,000
Income per limited partner unit diluted:
Unit Options		40,000			45,000
Income available to common unitholders plus assumed conversions	$1,514	9,328,000	$0.16	$3,327	8,952,000	$0.37

	For the Six Months Ended June 30,
	2007			2006
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per limited partner unit -basic:
Income available to limited unitholders	$ 2,881		$ 0.31	$ 6,492		$0.75
Weighted average limited partner units outstanding		9,275,000			8,678,000
Income per limited partner unit diluted:
Unit Options		44,000			46,000
Income available to common unitholders plus assumed conversions	$ 2,881	9,319,000	$ 0.31	$ 6,492	8,724,000	$0.74

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

Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2006 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash Distribution	Common	Subordinated	General Partner		Total Cash
Distribution Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/06	$ 0.6250	$ 2,724	$ 2,550	$ 112	$ 249	$ 5,635
05/15/06	0.6500	2,858	2,652	119	315	5,944
08/14/06	0.6750	3,485	2,754	136	414	6,789
11/14/06	0.7000	3,623	2,856	145	637	7,261
02/14/07	0.7125	3,694	2,907	150	749	7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07(a)	0.7325	3,837	2,989	158	932	7,916
	$ 4.8075	$ 23,945	$ 19,615	$ 971	$ 4,048	$ 48,579

(a)             This cash distribution was announced on July 25, 2007 and will be paid on August 14, 2007 to all unitholders of record as of August 8, 2007.

Note 12:   Subsequent Events

On July 13, 2007, we entered into a third amendment to our credit agreement dated as of February 15, 2005. Pursuant to the third amendment, we have, among other things, increased our borrowing base from $200 million to $250 million and decreased the accordion feature in the facility from $150 million to $100 million.

The third amendment increases our borrowing capacity under our senior secured revolving credit facility to $250 million such that the facility now consists of a $241 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the “Working Capital Facility”).

In addition, the third amendment provides for an accordion feature, which permits us if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.

           On July 16, 2007, we entered into natural gas liquid (“NGL”) cash flow swaps adding to our hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements we pay our counterparty floating index prices and receive fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

On July 16, 2007, we also entered into natural gas cash flow swaps adding to our hedges for forecasted natural gas purchases through calendar year 2008.  Under the swap agreement we receive floating index prices and pay our counterparty fixed prices of $5.56 per MMBtu on 33,235 MMBtu/month during August 2007 through December 2007 and $6.97 per MMBtu on 53,381 MMBtu/month during calendar year 2008.

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•         Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 93.6% and 92.4% of our total segment margin for the three months ended June 30, 2007 and 2006, respectively, and 93.3% and 91.3% of our total segment margin for the six months ended June 30, 2007 and 2006.

•         Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 6.4% and 7.6% of our total segment margin for the three months ended June 30, 2007 and 2006, respectively, and 6.7% and 8.7% of our total segment margin for the six months ended June 30, 2007 and 2006, respectively.

Our midstream assets currently consist of 13 natural gas gathering systems with approximately 1,929 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

Our results of operations are determined primarily by five interrelated variables: (1) the volume of natural gas gathered through our pipelines; (2) the volume of natural gas processed; (3) the volume of NGLs fractionated; (4) the level and relationship of natural gas and NGL prices; and (5) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

Recent Events

On July 13, 2007, we completed a third amendment to our existing credit agreement to increase our borrowing base by $50 million from $200 million to $250 million.

On June 19, 2007, Mr. Joseph L. Griffin was appointed chief executive officer, president and a director of our general partner. Mr. Griffin replaces Mr. Randy Moeder, who resigned on April 16, 2007.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward due to our acquisition of the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. effective May 1, 2006. As such, results of operations from our Kinta Area gathering assets are only reflected from May 1, 2006.

Results of Operations

Our Results of Operations

Set forth in the tables below are financial and operating data for us for the periods indicated.

Operations from our acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$65,411	$51,534
Midstream purchases	47,916	36,821
Midstream segment margin	17,495	14,713
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$18,700	$15,918

Summary of Operations Data:
Midstream revenues	$65,411	$51,534
Compression revenues	1,205	1,205
Total revenues	66,616	52,739

Midstream purchases (exclusive of items shown separately below)	47,916	36,821
Operations and maintenance	4,980	3,998
Depreciation, amortization and accretion	7,039	5,498
General and administrative	1,879	1,248
Total operating costs and expenses	61,814	47,565
Operating income	4,802	5,174
Other income (expense)	(2,306)	(1,356)
Net income	2,496	3,818

Add:
Depreciation, amortization and accretion	7,039	5,498
Amortization of deferred loan costs	88	109
Interest expense	2,307	1,325
EBITDA (3)	$11,930	$10,750

Operating Data:
Natural gas sales (MMBTU/d)	78,085	65,090
NGL sales (Bbls/d)	4,304	3,285
Natural gas gathered (MMBtu/d) (4)	128,529	87,385

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$125,259	$103,738
Midstream purchases	91,531	78,356
Midstream segment margin	33,728	25,382
Compression revenues (1)	2,410	2,410
Total segment margin (2)	$36,138	$27,792

Summary of Operations Data:
Midstream revenues	$125,259	$103,738
Compression revenues	2,410	2,410
Total revenues	127,669	106,148

Midstream purchases (exclusive of items shown separately below)	91,531	78,356
Operations and maintenance	9,950	6,571
Depreciation, amortization and accretion	13,779	9,635
General and administrative	3,394	2,278
Total operating costs and expenses	118,654	96,840
Operating income	9,015	9,308
Other income (expense)	(4,357)	(1,940)
Net income	4,658	7,368

Add:
Depreciation, amortization and accretion	13,779	9,635
Amortization of deferred loan costs	176	233
Interest expense	4,393	1,860
EBITDA (3)	$23,006	$19,096

Operating Data:
Natural gas sales (MMBTU/d)	76,313	62,374
NGL sales (Bbls/d)	4,146	3,265
Natural gas gathered (MMBtu/d) (4)	124,671	43,934

(1)   Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2)   Reconciliation of total segment margin to operating income:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$4,802	$5,174
Add:
Operations and maintenance expenses	4,980	3,998
Depreciation, amortization and accretion	7,039	5,498
General and administrative expenses	1,879	1,248
Total segment margin	$18,700	$15,918

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$9,015	$9,308
Add:
Operations and maintenance expenses	9,950	6,571
Depreciation, amortization and accretion	13,779	9,635
General and administrative expenses	3,394	2,278
Total segment margin	$36,138	$27,792

We view total segment margin, a non-GAAP financial measure, as a separate performance measure of the core profitability of our operations. We review total segment margin monthly for a consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment.

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

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenues.  Total revenues (midstream and compression) were $66.6 million for the three months ended June 30, 2007 compared to $52.7 million for the three months ended June 30, 2006, an increase of $13.9 million, or 26.3%.  This $13.9 million increase was due to increased natural gas sales volumes of 12,995 MMBtu/day (MMBtu per day) primarily related to our acquisition of the Kinta Area gathering assets effective May 1, 2006 and increased NGL sales volumes of 1,019 Bbls/day (Bbls per day) largely attributable to our Bakken and Eagle Chief gathering systems. The increase in revenues is also attributable to slightly higher realized natural gas and NGL prices during the three months ended June 30, 2007 compared to the same period in 2006.  Revenues from compression assets were the same for both periods.

Our midstream revenues were $65.4 million for the three months ended June 30, 2007 compared to $51.5 million for the three months ended June 30, 2006, a net increase of $13.9 million, or 26.9%. Of the $13.9 million increase, $12.0 million was primarily attributable to revenues from natural gas sales volumes and gathering fee volumes related to the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at our Bakken and Eagle Chief gathering systems and $1.9 million of the increase was attributable to slightly higher realized natural gas NGL prices during the three months ended June 30, 2007 compared to the same period in 2006. Our Woodford Shale gathering system, which began production in late April, 2007, accounted for 9.1% of the $13.9 million increase contributing $1.3 million to midstream revenues.

Natural gas sales volumes were 78,085 MMBtu/d for the three months ended June 30, 2007 compared to 65,090 MMBtu/d for the three months ended June 30, 2006, an increase of 12,995 MMBtu/d, or 20.0%.  Of the 12,995 MMBtu/d increase, 6,275, or 48.3% was attributable to the natural gas volumes as a result of our Kinta Area gathering system acquisition effective May 1, 2006. The increase in natural gas sales volumes was also attributable to increased volumes at both our Bakken and Eagle Chief gathering systems and our Woodford Shale gathering system, which contributed 1,364 MMBtu/d to the increase in natural gas sales volumes. Our NGL sales volumes were 4,304 Bbls/d for the three months ended June 30, 2007 compared to 3,285 Bbls/d for the three months ended June 30, 2006, an increase of 1,019 Bbls/d, or 31.0%.  Nearly all of the 1,019 Bbls/d increase was attributable to increased NGL sales volumes at our Bakken and Eagle Chief gathering systems. Our Woodford Shale gathering system contributed 143 Bbls/d to the increase in NGL sales volumes.

Our average realized natural gas sales prices were $6.03 per MMBtu for the three months ended June 30, 2007 compared to $5.82 per MMBtu for the three months ended June 30, 2006, an increase of $0.21 per MMBtu, or 3.6%.  Average realized NGL sales prices were $1.09 per gallon for the three months ended June 30, 2007 compared to $1.08 per gallon for the three months ended June 30, 2006, a slight increase of $0.01 per gallon or 0.9%.  The change in our average realized natural gas and NGL sales prices was primarily a result of slightly higher index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to rise during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Net cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the three months ended June 30, 2007 and 2006 was $1.4 million and $1.0 million, respectively. These receipts increased average realized natural gas sales prices by $0.19 per MMBtu in 2007 and by $0.17 per MMBtu in 2006.  Cash paid to our counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the three months ended June 30, 2007 was $0.5 million. These payments decreased average realized natural gas sales prices by $0.02 per gallon in 2007. We had no closed NGL derivative transactions during the three months ended June 30, 2006.

 Fees earned from 128,529 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $2.8 million for the three months ended June 30, 2007. Similar fees earned from May through June 2006 averaging 130,362 MMBtu/d of natural gas gathered was $1.8 million.

Our compression revenues were $1.2 million for the each of the three months ended June 30, 2007 and 2006.

Midstream Purchases.  Our midstream purchases were $47.9 million for the three months ended June 30, 2007 compared to $36.8 million for the three months ended June 30, 2006, an increase of $11.1 million, or 30.1%.  The $11.1 million increase primarily consisted of $5.4 million, $3.5 million and $2.2 million attributable to increased purchased residue gas volumes at our Eagle Chief, Kinta Area and Bakken gathering systems, respectively.  Our Woodford Shale gathering system accounted for 10.1% of the $11.1 million increase contributing $1.1 million to midstream purchases.

Operations and Maintenance.  Our operations and maintenance expense totaled $5.0 million for the three months ended June 30, 2007 compared with $4.0 million for the three months ended June 30, 2006, an increase of $1.0 million, or 24.6%. Of this increase, $0.9 million, or 93.7% was attributable to operations and maintenance at our Kinta Area gathering system.  Operations and maintenance expense increased by $0.3 million at our Badlands gathering facility largely due to compressor rentals and other related costs associated with our expansion project but was offset by reduced expenses at most of our other gathering systems as a result of our continued effort to reduce costs.  Our Woodford Shale gathering system accounted for 6.4% of the increase in operations and maintenance expense.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $7.0 million for the three months ended June 30, 2007 compared with $5.5 million for the three months ended June 30, 2006, an increase of $1.5 million, or 28.0%.  Of this increase, $0.7 million, or 48.8% was attributable to depreciation and amortization on our Kinta Area gathering system. The increase is also attributable to additional depreciation of $0.4 million, or 28.0%, at our Bakken gathering system and $0.3 million, or 20.4%, at our Eagle Chief, Matli and Badlands gathering systems.

General and Administrative.  Our general and administrative expense totaled $1.9 million for the three months ended June 30, 2007 compared with $1.3 million for the three months ended June 30, 2006, an increase of $0.6 million, or 50.6%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and additional staffing, including costs to recruit our new CEO.

Other Income (Expense). Our other income (expense) totaled ($2.3) million for the three months ended June 30, 2007 compared with ($1.4) million for the three months ended June 30, 2006, an increase in expense of $1.0 million.  The increase is primarily attributable to interest expense from borrowings on our credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and plant and pipeline construction related to our various internal expansion projects.

 Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenues.  Total revenues (midstream and compression) were $127.7 million for the six months ended June 30, 2007 compared to $106.1 million for the six months ended June 30, 2006, an increase of $21.5 million, or 20.3%.  This $21.5 million increase was due to increased natural gas sales volumes of 13,939 MMBtu/day primarily related to our acquisition of the Kinta Area gathering assets effective May 1, 2006 and increased NGL sales volumes of 881 Bbls/day largely attributable to our Bakken, Eagle Chief and Matli gathering systems, partially offset by lower average realized natural gas and NGL sales prices in 2007 as compared to the same period in 2006.  Revenues from compression assets were the same for both periods.

Our midstream revenues were $125.3 million for the six months ended June 30, 2007 compared to $103.7 million for the six months ended June 30, 2006, a net increase of $21.5 million, or 20.8%. Of this net increase in midstream revenues, $28.9 million was primarily attributable to revenues from natural gas sales volumes and gathering fee volumes related to the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at our Bakken, Eagle Chief and Matli gathering systems.  The increase of $28.9 million attributable to increased natural gas, NGL and gathering fee volumes was reduced by $7.4 million due to lower average realized natural gas and NGL sales prices. Our Woodford Shale gathering system, which began production in late April, 2007 accounted for 5.9% of the $21.5 million increase contributing $1.3 million to midstream revenues.

Natural gas sales volumes were 76,313 MMBtu/d for the six months ended June 30, 2007 compared to 62,374 MMBtu/d for the six months ended June 30, 2006, an increase of 13,939 MMBtu/d, or 23.3%.  Of the 13,939 MMBtu/d increase, 8,843, or 63.4% was attributable to the natural gas volumes as a result of our Kinta gathering system acquisition effective May 1, 2006. The increase in natural gas sales volumes was also attributable to increased volumes at both our Bakken and Eagle Chief gathering systems and our

Woodford Shale gathering system, which contributed 1,364 MMBtu/d to the increase in natural gas sales volumes.  Our NGL sales volumes were 4,146 Bbls/d for the six months ended June 30, 2007 compared to 3,265 Bbls/d for the six months ended June 30, 2006, an increase of 881 Bbls/d, or 27.0%.  Of the 881 Bbls/d increase, 841 Bbls/d, or 92.5% was attributable to increased NGL sales volumes at our Bakken, Eagle Chief and Matli gathering systems.

Our average realized natural gas sales prices were $6.11 per MMBtu for the six months ended June 30, 2007 compared to $6.48 per MMBtu for the six months ended June 30, 2006, a decrease of $0.37 per MMBtu, or 5.7%.  In addition, average realized NGL sales prices were $1.02 per gallon for the six months ended June 30, 2007 compared to $1.04 per gallon for the six months ended June 30, 2006, a decrease of $0.02 per gallon or 1.9%.  The change in our average realized natural gas and NGL sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused crude oil and natural gas prices to fall during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Net cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the six months ended June 30, 2007 and 2006 was $2.0 million and $1.0 million, respectively. These receipts increased average realized natural gas sales prices by $0.14 per MMBtu in 2007 and by $0.09 per MMBtu in 2006.  Cash paid to our counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the six months ended June 30, 2007 was $0.5 million. These payments decreased average realized natural gas sales prices by $0.01 per gallon in 2007. We had no closed NGL derivative transactions during the six months ended June 30, 2006.

Fees earned from 124,671 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $5.4 million for the six months ended June 30, 2007. Similar fees earned from May through June 2006 averaging 130,362 MMBtu/d of natural gas gathered was $1.8 million.

Our compression revenues were $2.4 million for the each of the six months ended June 30, 2007 and 2006.

Midstream Purchases.  Our midstream purchases were $91.5 million for the six months ended June 30, 2007 compared to $78.4 million for the six months ended June 30, 2006, an increase of $13.2 million, or 16.8%.  The $13.2 million increase primarily consists of $4.9 million attributable to purchased residue gas from our Kinta Area gathering assets. The remaining increase in midstream purchases was attributable to increased purchased residue gas volumes at our Bakken and Eagle Chief gathering systems. The increase in volumes was offset by reduced payments to producers due to lower natural gas and NGL purchases prices, which generally are closely related to fluctuations in natural gas and NGL sales prices.  Our Woodford Shale gathering system accounted for $1.1 million, or 8.5%, of the increase in midstream purchases.

Operations and Maintenance.  Our operations and maintenance expense totaled $10.0 million for the six months ended June 30, 2007 compared with $6.6 million for the six months ended June 30, 2006, an increase of $3.4 million, or 51.4%. Of this increase, $2.6 million, or 77.3% was attributable to operations and maintenance at our Kinta Area gathering system. Operations and maintenance expense increased by $0.6 million at our Badlands gathering facility largely due to compressor rentals and other related costs associated with the expansion project.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $13.8 million for the six months ended June 30, 2007 compared with $9.6 million for the six months ended June 30, 2006, an increase of $4.2 million, or 43.0%.  Of this increase, $2.7 million, or 66.8% was attributable to depreciation and amortization on our Kinta Area gathering system. The increase is also attributable to additional depreciation of $0.7 million, or 16.6% at our Bakken gathering system.

General and Administrative.  Our general and administrative expense totaled $3.4 million for the six months ended June 30, 2007 compared with $2.3 million for the six months ended June 30, 2006, an increase of $1.1 million, or 49.0%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and additional staffing, including costs to recruit our new CEO.

Other Income (Expense). Our other income (expense) totaled ($4.4) million for the six months ended June 30, 2007 compared with ($1.9) million for the six months ended June 30, 2006, an increase in expense of $2.4 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and plant and pipeline construction related to our various internal expansion projects.

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

Cash Flows from Operating Activities

Our cash flows from operating activities decreased by $6.8 million to $19.9 million for the six months ended June 30, 2007 from $26.7 million for the six months ended June 30, 2006.  During the six months ended June 30, 2007 we received cash flows from customers of approximately $126.2 million, had cash payments to our suppliers and employees of approximately $101.9 million and payment of interest expense of $4.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $19.9 million. During the same six month period in 2006, we received cash flows from customers of approximately $112.3 million, had cash payments to our suppliers and employees of approximately $83.9 million and payment of interest expense of $1.7 million, net of amounts capitalized, resulting in cash received from our operating activities of $26.7 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas volumes from our Kinta Area gathering assets acquired effective May 1, 2006 and increased natural gas and NGL volumes from our Bakken and Eagle Chief gathering systems, offset by lower natural gas and NGL sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the six months ended June 30, 2007. Working capital items, exclusive of cash, contributed $1.1 million and $9.4 million to cash flows from operating activities during the six months ended June 30, 2007 and 2006, respectively. Net income for the six months ended June 30, 2007 was $4.7 million, a decrease of $2.7 million from a net income of $7.4 million for the six months ended June 30, 2006.  Depreciation increased by $4.1 million to $13.7 million for the six months ended June 30, 2007 from $9.6 million for the six months ended June 30, 2006.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities representing investments in property and equipment, excluding $96.4 million used for our Kinta Area acquisition on May 1, 2006 , increased by $3.0 million to $36.7 million for the six months ended June 30, 2007 from $33.7 million for the six months ended June 30, 2006. This $3.0 million increase is largely attributable to cash invested at our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities decreased by $89.1 million to $16.4 million for the six months ended June 30, 2007 from $105.4 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we borrowed $30.5 million under our credit facility to fund our internal expansion projects, we received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 42,362 vested unit options, we distributed $15.0 million to our unitholders and incurred offering costs of $0.1 million associated with our S-3/A registration statement filed with the SEC on January 23, 2007.  During the six months ended June 30, 2006, we borrowed $81.8 million under our credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund our internal expansion projects at both Badlands and Bakken. Also during the six months ended June 30, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and 15,545 general partner equivalent units, received $1.0 million as a result of issuing common units due to the exercise of 43,200 vested unit options and we distributed $11.6 million to our unitholders.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures for the next twelve months. Given our objective of growth through acquisitions and expansions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreement.

Badlands Expansion Project

 On November 8, 2005, we entered into a new 15-year definitive gas purchase agreement with CRI under which we will gather, treat and process additional natural gas, which is produced as a by-product of CRI’s secondary oil recovery operations, in the areas specified by the contract. In order to fulfill our obligations under the agreement, we are expanding our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project includes the construction of a 40,000 Mcf/d nitrogen rejection plant and the expansion of our existing Badlands field gathering infrastructure. The expansion project, which began operations in the third quarter 2007, was initially expected to reach a total cost of approximately $49.5 million. As of June 30, 2007, we have invested $52.1 million in the expansion project and believe our total investment will not exceed $56.0 million. We are currently funding this expansion project using our existing bank credit facility.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. We entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. One financial swap instrument currently does not qualify for hedge accounting. The following table provides information about our derivative instruments entered into as of June 30, 2007 for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - June 2008	1,800,000	$7.92	$3,760
July 2008 - December 2008	990,000	$7.84	756
January 2009 - December 2009	1,068,000	$7.06	(387)
			$4,129

Natural Gas - Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$182

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - March 2008	450,000	$8.87	$(954)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
July 2007 - March 2008	114,489	$1.13	$(1,501)

On July 16, 2007, we entered into natural gas liquid (“NGL”) cash flow swaps adding to our hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements we pay our counterparty floating index prices and receive fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

On July 16, 2007, we also entered into natural gas cash flow swaps adding to our hedges for forecasted natural gas purchases through calendar year 2008.  Under the swap agreement we receive floating index prices and pay our counterparty fixed prices of $5.56 per MMBtu on 33,235 MMBtu/month during August 2007 through December 2007 and $6.97 per MMBtu on 53,381 MMBtu/month during calendar year 2008.

In addition to the derivative instruments noted above, we have executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

July 2007 - June 2008	1,290,000	$7.62
July 2008 - December 2008	600,000	$8.43

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of June 30, 2007.

Credit Facility

On July 13, 2007, we entered into a third amendment to our credit agreement dated as of February 15, 2005. Pursuant to the third amendment, we have, among other things, increased our borrowing base from $200 million to $250 million and decreased the accordion feature in the facility from $150 million to $100 million.

The third amendment increases our borrowing capacity under our senior secured revolving credit facility to $250 million such that the facility now consists of a $241 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the “Working Capital Facility”).

In addition, the third amendment provides for an accordion feature, which permits us if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0.

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At June 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.32%.

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

As of June 30, 2007, we had $177.6 million outstanding under the credit facility and were in compliance with its financial covenants.

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

Significant Accounting Policies and Estimates

 Revenue Recognition.   Revenues for sales and gathering of natural gas and NGLs product sales are recognized at the time the product is delivered and title is transferred. Revenues for compression services are recognized when the services under the agreement are performed. Revenues from oil and gas production (discontinued operations) were recorded in the month produced and title was transferred to the purchaser.

Derivatives.   We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

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

Share Based Compensation.   In October 1995, the FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006, we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the six months ended June 30, 2007, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$293,000	$63,000
Change ($/gal)	$(0.01)	$(66,000)	$(297,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquids prices in 2007, 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments entered into as of June 30, 2007 for the periods indicated:

			Fair Value
		Average	Asset
Description and Production Period	Volume	Fixed Price	(Liability)

Natural Gas - Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - June 2008	1,800,000	$7.92	$3,760
July 2008 - December 2008	990,000	$7.84	756
January 2009 - December 2009	1,068,000	$7.06	(387)
			$4,129

Natural Gas - Sold Open for Floating Price Swaps	(MMBtu)	(per MMBtu)
January 2009 - December 2009	1,068,000	$7.42	$182

Natural Gas - Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)
July 2007 - March 2008	450,000	$8.87	$(954)

Natural Gas Liquids - Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)
July 2007 - March 2008	114,489	$1.13	$(1,501)

On July 16, 2007, we entered into natural gas liquid (“NGL”) cash flow swaps adding to our hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements we pay our counterparty floating index prices and receive fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

On July 16, 2007, we also entered into natural gas cash flow swaps adding to our hedges for forecasted natural gas purchases through calendar year 2008.  Under the swap agreement we receive floating index prices and pay our counterparty fixed prices of $5.56 per MMBtu on 33,235 MMBtu/month during August 2007 through December 2007 and $6.97 per MMBtu on 53,381 MMBtu/month during calendar year 2008.

 In addition to the derivative instruments noted above, we have executed various natural gas fixed price physical forward sales contracts on approximately 115,000 MMBtu per month for the remainder of 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008.  These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives.  A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

July 2007 - June 2008	1,290,000	$7.62
July 2008 - December 2008	600,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  As of June 30, 2007, we had approximately $177.6 million of indebtedness outstanding under our credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase or decrease in interest expense, and a corresponding decrease or increase in net income of approximately $1.8 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the six months ended June 30, 2007, accounted for approximately 25%, 15%, 14% and 10%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparties for our derivative instruments as of June 30, 2007 are BP Energy Company and BP Corporation North America, Inc.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 9th day of August, 2007.

HILAND PARTNERS, LP

By: Hiland Partners GP, LLC, its general partner

By:	/s/ Joseph L. Griffin
Joseph L. Griffin
Chief Executive Officer, President and Director

By:	/s/ Ken Maples
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