Form 10-Q
period 2007-09-30
Hiland Partners, LP
filed 2007-11-09
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of the registrant’s outstanding equity units at November 2, 2007 was 5,223,775 common units, 4,080,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

HILAND PARTNERS, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,845	$10,386
Accounts receivable:
Trade	23,213	23,702
Affiliates	1,145	1,284
	24,358	24,986
Fair value of derivative assets	4,144	4,707
Other current assets	614	725
Total current assets	37,961	40,804

Property and equipment, net	309,228	252,801
Intangibles, net	42,467	46,561
Fair value of derivative assets	1,177	1,955
Other assets, net	2,056	1,695

Total assets	$392,889	$343,816

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$22,091	$19,032
Accounts payable-affiliates	5,022	4,412
Fair value of derivative liabilities	3,660	1,902
Accrued liabilities and other	2,259	1,173
Total current liabilities	33,032	26,519

Commitments and contingencies (Note 6)
Long-term debt	206,253	147,064
Fair value of derivative liabilities	347	291
Asset retirement obligation	2,573	2,196

Partners’ equity
Limited partners’ interest:
Common unitholders (5,233,775 and 5,166,413 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	132,910	139,781
Subordinated unitholders (4,080,000 units issued and outstanding)	13,276	19,913
General partner interest	3,807	3,696
Accumulated other comprehensive income	691	4,356
Total partners’ equity	150,684	167,746

Total liabilities and partners’ equity	$392,889	$343,816

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three and Nine Months Ended (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)

Revenues:
Midstream operations
Third parties	$65,777	$55,137	$189,301	$156,606
Affiliates	654	925	2,390	3,194
Compression services, affiliate	1,205	1,205	3,615	3,615
Total revenues	67,636	57,267	195,306	163,415

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,267	26,480	98,056	78,389
Midstream purchases -affiliate (exclusive of items shown separately below)	14,522	13,129	39,264	39,576
Operations and maintenance	6,157	4,569	16,108	11,140
Depreciation, amortization and accretion	7,583	6,175	21,362	15,811
General and administrative expenses	1,715	1,375	5,108	3,653
Total operating costs and expenses	61,244	51,728	179,898	148,569
Operating income	6,392	5,539	15,408	14,846

Other income (expense):
Interest and other income	102	68	314	222
Amortization of deferred loan costs	(114)	(86)	(290)	(319)
Interest expense	(3,126)	(1,783)	(7,519)	(3,643)
Other income (expense), net	(3,138)	(1,801)	(7,495)	(3,740)

Net income	3,254	3,738	7,913	11,106

Less general partner interest in net income	1,199	712	2,976	1,589
Limited partners’ interest in net income	$2,055	$3,026	$4,937	$9,517

Net income per limited partners’ unit – basic	$0.22	$0.33	$0.53	$1.07

Net income per limited partners’ unit – diluted	$0.22	$0.33	$0.53	$1.07

Weighted average limited partners’ units outstanding -basic	9,281	9,237	9,276	8,866

Weighted average limited partners’ units outstanding -diluted	9,322	9,286	9,316	8,912

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$7,913	$11,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,281	15,763
Accretion of asset retirement obligation	81	47
Amortization of deferred loan cost	290	319
Gain on derivative transactions	(510)	(133)
Unit based compensation	589	338
(Increase) decrease in current assets:
Accounts receivable - trade	489	4,057
Accounts receivable - affiliates	139	444
Other current assets	111	60
Increase (decrease) in current liabilities:
Accounts payable	(2,438)	(422)
Accounts payable-affiliates	610	(1,455)
Accrued liabilities and other	572	243
Increase in other assets	—	(144)
Net cash provided by operating activities	29,127	30,223

Cash flows from investing activities:
Additions to property and equipment	(61,940)	(47,989)
Payments for Kinta Area assets acquired	—	(96,400)
Proceeds from disposals of property and equipment	—	111
Net cash used in investing activities	(61,940)	(144,278)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	54,000	100,280
Payments on capital lease obligations	(178)	—
Increase in deferred offering cost	(157)	—
Debt issuance costs	(494)	(929)
Proceeds from units issued to general partner	—	35,000
General partner contribution for issuance of restricted common units	6	7
Proceeds from exercise of unit options	1,045	1,116
Cash distribution to unitholders	(22,950)	(18,369)
Net cash provided by financing activities	31,272	117,105

Increase (decrease) for the period	(1,541)	3,050
Beginning of period	10,386	6,187
End of period	$8,845	$9,237

Supplementary information
Cash paid for interest, net of amounts capitalized	$7,470	$3,464

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing and financing activities:
During the nine months ended September 30, 2007
Property and equipment financed under capital lease obligations	$5,881

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2007 (Unaudited)

				Accumulated
			General	Other		Total
	Common	Subordinated	Partner	Comprehensive		Comprehensive
	Units	Units	Interest	Income	Total	Income
	(in thousands, except unit amounts)

Balance, January 1, 2007	$139,781	$19,913	$3,696	$4,356	$167,746

Proceeds from 42,362 unit options exercise	1,024	—	21	—	1,045

Contribution for issuance of 6,000 restricted common units	—	—	6	—	6

Periodic cash distributions	(11,255)	(8,803)	(2,892)	—	(22,950)

Unit based compensation	589	—	—	—	589

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(2,309)	(2,309)	$(2,309)

Change in fair value of derivatives	—	—	—	(1,356)	(1,356)	(1,356)

Net income	2,771	2,166	2,976	—	7,913	7,913

Comprehensive income						$4,248

Balance, September 30, 2007	$132,910	$13,276	$3,807	$691	$150,684

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

 The unaudited financial statements for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for interim reporting as prescribed by the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which are in the opinion of our management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

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

SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas purchase and sales contracts in which we have contracted to purchase or sell natural gas quantities at fixed prices are designated as normal purchases and sales. Substantially all forward contracts fall within a one to 24 month term.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Our comprehensive income for the three and nine months ended September 30, 2007 and 2006 is presented in the table below:

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$3,254	$3,738	$7,913	$11,106
Closed derivative transactions reclassified to income	(854)	(1,355)	(2,309)	(2,368)
Change in fair value of derivatives	(26)	5,331	(1,356)	5,829
Comprehensive income	$2,374	$7,714	$4,248	$14,567

Net Income per Limited Partners’ Unit

Net income per limited partners’ unit is computed based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income per limited partners’ unit is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by both the basic and diluted weighted-average number of limited partnership units outstanding.

Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the nine months ended September 30, 2007 or 2006. On May 1, 2006 we acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2007	2006
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	12,125	8,031
Intangible assets, net	$42,467	$46,561

During the three months ended September 30, 2007 and 2006, we recorded amortization expense of $1,365 and $1,277, respectively, and during the nine months ended September 30, 2007 and 2006, we recorded amortization expense of $4,094 and $3,745, respectively. Estimated aggregate amortization expense for the remainder of 2007 is $1,365 and $5,459 for each of the four succeeding fiscal years from 2008 through 2011 and a total of $19,266 for all years thereafter.

Accounting for Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines. During the nine months ended September 30, 2007, we incurred asset retirement obligations on new and existing plant and compressor locations under lease. We have also evaluated existing asset retirement obligations and have made revisions in the carrying values as of September 30, 2007.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2007	$2,196
Add: additions on leased locations	588
Revisions of prior estimates	(292)
Add: accretion expense	81
Asset retirement obligation, September 30, 2007	$2,573

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

On June 19, 2007, we granted 10,000 phantom units under our Long-Term Incentive Plan to our new Chief Executive Officer, Joseph L. Griffin. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, Mr. Griffin will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, in the discretion of our general partner’s board of directors. Similar to restricted units, the phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by our general partner until the units vest. During the three and nine months ended September 30, 2007, we incurred compensation expense of $73 and $81, respectively, related to the phantom units and will recognize additional expense of $464 over the next four years. We had granted no phantom units prior to June 19, 2007.

There were no unit options granted during the nine months ended September 30, 2007. The fair values of options granted during the nine months ended September 30, 2006 were estimated on the dates of grant using the American Binomial option pricing model that used expected volatility ranges from 16.1% to 20.2%, a weighted-average volatility of 18.0%, an expected dividend yield of 5.2% and a risk-free interest rate of 4.5%. Expected and weighted-average volatility was based on our peer group volatility averages as determined on the option grant dates. Expected lives of 6.0 years were calculated by the simplified method as prescribed under SEC Staff Accounting Bulletin 107 and represented the period of time that the unit options granted were expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield in effect at the time of grant. The exercise price of the options granted equaled the market price of the units on the grant date.

The following table summarizes information about our common unit options for the nine months ended September 30, 2007:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($ )	Term (Years)	Value ($ )

Outstanding at January 1, 2007	128,468	$28.24

Granted	—

Exercised	(42,362)	$24.16		$1,394

Forfeited or expired	(10,767)	$22.50

Outstanding at September 30, 2007	75,339	$31.08	7.9	$1,382

Exercisable at September 30, 2007	20,005	$33.31	8.0	$322

On March 14, 2007, Randy Moeder, our prior Chief Executive Officer and President and a director of our general partner announced his intention to resign. In connection with Mr. Moeder’s resignation, we and our general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 10,666 unvested options to purchase our common units, issued to him on February 10, 2005, would vest. Accordingly, as required by SFAS 123R “Share-Based Payment,” as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested options to purchase our common units as a modification of the options awarded to Mr. Moeder on February 10, 2005. The recalculated fair value of the options of $33.65 per unit was determined by using the American Binomial option pricing model.

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

As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three months ended September 30, 2007 and 2006, we expensed $34 and $89, respectively, related to unit options that were awarded in both 2006 and 2005 and during the nine months ended September 30, 2007 and 2006, we expensed $131 and $268, respectively. Basic earnings per unit was reduced by $0.01 for the three months ended September 30, 2006 as a result of the additional compensation recognized under SFAS 123R.

The following table summarizes information about our restricted common units for the nine months ended September 30, 2007:

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($ )

Non-vested at January 1, 2007	19,000	$44.12

Granted	6,000	$51.95

Vested	(4,000)	$42.05

Forfeited or expired	—	$—

Non-vested at September 30, 2007	21,000	$46.75

As provided for in the Long-Term Incentive Plan, each non-employee board member of our general partner on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units. Accordingly, we issued a total of 6,000 restricted units to our six non-employee board members of our general partner during the three months ended September 30, 2007. Also during the three months ended September 30, 2007, a total of 4,000 restricted units issued to non-employee board members of our general partner in 2005 and 2006 vested and were converted into common units. We issued no other restricted units during the three and nine months ended September 30, 2007. A restricted unit is a common unit that is subject to forfeiture. The restricted units vest over a four-year period from the date of issuance. Periodic distributions on the restricted units are held in trust by our general partner until the units vest. Upon vesting, the grantee receives a common unit that is not subject to forfeiture.

Total compensation expense related to phantom and restricted units was $210 and $31 for the three months ended September 30, 2007 and 2006, respectively and was $458 and $70 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $1,168 of total unrecognized cost related to unvested phantom and restricted units granted. This cost is to be recognized over a weighted average period of two years.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe we will not choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS No. 157 applies to derivatives and other financial instruments, which Statement 133,  Accounting for Derivative Instruments and Hedging Activities , as amended requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of SFAS No. 157 prospectively in our first interim period in the fiscal year beginning on January 1, 2008, and we do not expect a change in our methodologies of fair value measurements.

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

The following table presents the resulting allocation to the net assets acquired and liabilities assumed on May 1, 2006:

Pipelines, including right of ways	$56,175
Compressors	22,221
Land, buildings and other equipment	8,618
Customer relationships	10,492
97,506
Asset retirement obligation assumed	1,106
Net assets acquired	$96,400

The Kinta Area gathering assets and operations are included in the consolidated financial statements from May 1, 2006 forward.

Note 3:  Property and Equipment

	As of	As of
	September 30,	December 31,
	2007	2006
Land	$295	$255
Construction in progress	26,660	48,610
Midstream pipeline, plants and compressors	320,386	226,157
Compression and water injection equipment	19,267	19,270
Other	3,769	2,471
	370,377	296,763
Less: accumulated depreciation and amortization	61,149	43,962
	$309,228	$252,801

During the three and nine months ended September 30, 2007, we capitalized interest of $828 and $2,281, respectively. We capitalized $479 and $811 interest during the three and nine months ended September 30, 2006, respectively.

Note 4:   Derivatives

We have entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. We entered into these instruments to hedge forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under several of these contractual swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In other agreements, we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased. We have also entered into one financial swap instrument that currently does not qualify for hedge accounting as discussed below.

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

On July 16, 2007, we entered into financial swap instruments with BP Energy Company related to forecasted sales for the periods from August 1, 2007 through calendar year 2008 whereby we either receive a fixed price and pay a floating or pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas and NGLs are sold or purchased. These financial swap instruments are classified as cash flow hedges in accordance with SFAS No. 133, as amended.

On May 9, 2007, we entered into a financial swap instrument with BP Energy Company related to forecasted sales in 2008 whereby we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended.

On March 15, 2007, we entered into two separate financial swap instruments with BP Energy Company that relate to forecasted sales in 2009. In one instrument we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. This financial swap instrument is classified as a cash flow hedge in accordance with SFAS No. 133, as amended. In the other instrument, currently designated as an open trade, we receive a NYMEX index price less a basis differential and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold. The open trade financial swap instrument has not been designated as a hedge. The forecasted non-cash unrealized gain on the open trade financial swap instrument has been recorded as an increase in midstream revenues in the current period.

During the three and nine months ended September 30, 2007, we reclassified net gains of $854 and $2,309, respectively, on closed/settled hedge transactions to midstream revenues out of accumulated other comprehensive income. We reclassified $26 and $1,356 from accumulated other comprehensive income for the decrease in fair value of open derivatives for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2007, we reclassified gains of $305 and $486,  respectively, on the non-qualifying open trade financial instrument and net gains of $33 and $136, respectively, on the ineffective portions of our qualifying open derivative transactions. As of September 30, 2007, our accumulated other comprehensive income related to qualifying derivatives was $691. Of this amount, we anticipate $428 will be reclassified to earnings during the next twelve months and $263 will be reclassified to earnings in subsequent periods.

During the three and nine months ended September 30, 2006, we reclassified gains of $1,355 and $2,368, respectively, on closed/settled hedge transactions to midstream revenues out of other comprehensive income and recorded $5,331 and $5,829, respectively, to other comprehensive income for the favorable change in fair value of open derivatives. During the three and nine months ended September 30, 2006, we recorded losses of $31 and gains of $133, respectively, on the ineffective portions of our qualifying open derivative transactions. As of September 30, 2006, our accumulated other comprehensive income related to derivatives was $4,510.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	September 30,	December 31,
	2007	2006

Fair value of derivative assets - current	$4,144	$4,707
Fair value of derivative assets - long term	1,177	1,955
Fair value of derivative liabilities - current	(3,660)	(1,902)
Fair value of derivative liabilities - long term	(347)	(291)
Net fair value of derivatives	$1,314	$4,469

The terms of our derivative contracts currently extend as far as December 2009. Our counterparty to our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2007.

		Average	Fair Value
		Fixed/Open	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	1,890,000	$7.88	$4,144
October 2008 - December 2008	495,000	$7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

	(MMBtu)	(per MMBtu)
Natural Gas - Sold Open for Floating Price Swaps
January 2009 - December 2009	1,068,000	$7.35	$485

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2007 - September 2008	859,986	$7.48	$(963)
October 2008 - December 2008	180,288	$6.93	21
			$(942)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	441,768	$1.29	$(2,697)
October 2008 - December 2008	110,442	$1.31	(347)
			$(3,044)

Note 5:  Long-Term Debt

	As of	As of
	September 30,	December 31,
	2007	2006

Credit facility	$201,064	$147,064
Capital lease obligations	5,703	—
	206,767	147,064
Less: current portion of capital lease obligations	514	—
Long-term debt	$206,253	$147,064

Credit Facility. On July 13, 2007, we entered into a third amendment to our credit facility dated as of February 15, 2005. Pursuant to the third amendment, we have, among other things, increased our borrowing base from $200 million, to $250 million and decreased the accordion feature in the facility from $150 million to $100 million. Our original credit facility dated May 2005 was first amended in September 2005 and amended a second time in June 2006.

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

In addition, the third amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.75%.

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

As of September 30, 2007, we had $201.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Capital Lease Obligations. During the three months ended September 30, 2007, we incurred a $4,836 capital lease obligation at our Bakken gathering system resulting from of a NGL marketing agreement with a business partner whereby they have constructed a rail loading facility and a products pipeline, and we have agreed to repay the business partner a predetermined amount over a period of eight years. As specified in the agreement, once fully paid, title to the rail loading facility and a products pipeline will transfer to us no later than the end of the eight year period.

 In order to supply adequate electric power supply to our new nitrogen rejection plant at our Badlands gathering system, we have incurred a $1,045 capital lease obligation for the aid to construction of several electric substations which, by agreement, will be repaid in equal monthly installments over a period of five years.

During the three and nine months ended September 30, 2007, we have made principal payments of $178 on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included accrued liabilities and other in the balance sheet.

Note 6:  Commitments and Contingencies

We have executed various natural gas fixed price physical forward sales contracts on 115,000 MMBtu per month for 2007 and 100,000 MMBtu per month for 2008 with fixed prices ranging from $4.49 to $9.13 per MMBtu in 2007 and $8.43 per MMBtu in 2008. These contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. A summary of our fixed price physical forward sales contracts is presented in the table below:

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

October 2007 - September 2008	1,245,000	$8.01
October 2008 - December 2008	300,000	$8.43

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended September 30, 2007 and 2006 of $64 and $55, respectively. Expense for the nine months ended September 30, 2007 and 2006 was $190 and $141, respectively.

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

We lease office space from a related entity (Note 8). We also lease certain facilities, compressors, vehicles and other equipment under operating leases, most of which contain annual renewal options. Under these lease agreements, rent expense was $532 and $283, respectively for the three months ended September 30, 2007 and 2006 and $1,541 and $725 for the nine months ended September 30, 2007 and 2006, respectively.

Note 7:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Customer 1	19%	14%	17%	14%
Customer 2	15%	5%	13%	3%
Customer 3	11%	3%	8%	4%
Customer 4	9%	8%	9%	8%
Customer 5	9%	11%	20%	17%

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Supplier 1 (affiliated company)	32%	33%	29%	34%
Supplier 2	25%	23%	26%	24%
Supplier 3	13%	13%	14%	13%

Note 8:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $14.5 million and $13.1 million for the three months ended September 30, 2007 and 2006, respectively. Purchases of product from affiliates totaled $39.3 million and $39.6 million for the nine months ended September 30, 2007 and 2006, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $0.7 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. Sales of product to affiliates totaled $2.4 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively. Compression revenues from affiliates were $1.2 million for each of the three months ended September 30, 2007 and 2006 and $3.6 million for each of the nine months ended September 30, 2007 and 2006.

Accounts receivable-affiliates of $1,145 at September 30, 2007 include $834 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,284 at December 31, 2006 include $1,260 from one affiliate for midstream sales.

Accounts payable-affiliates of $5,022 at September 30, 2007 include $4,676 due to one affiliate for midstream purchases. Accounts payable-affiliates of $4,412 at December 31, 2006 include $3,819 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total amount paid to these companies was $78 and $64 during the three and ended September 30, 2007 and 2006, respectively. Amounts paid to these companies during the nine months ended September 30, 2007 and 2006 totaled $352 and $180, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $38 and $32 for the three months ended September 30, 2007 and 2006, respectively. Rents paid associated with these leases totaled $140 and $86 for the nine months ended September 30, 2007 and 2006, respectively.

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

Midstream assets totaled $364,175 at September 30, 2007. Assets attributable to compression operations totaled $28,714. All but $16 of the total capital expenditures of $73,318 for the nine months ended September 30, 2007 was attributable to midstream operations.

 The tables below present information for the reportable segments for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total

Revenues	$66,431	$1,205	$67,636	$56,062	$1,205	$57,267
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	45,789	—	45,789	39,609	—	39,609

Operations and maintenance	5,913	244	6,157	4,367	202	4,569

Depreciation and amortization	6,688	895	7,583	5,282	893	6,175

General and administrative expenses	1,684	31	1,715	1,346	29	1,375

Total operating costs and expenses	60,074	1,170	61,244	50,604	1,124	51,728

Operating income	$6,357	$35	6,392	$5,458	$81	5,539
Other income (expense):

Interest and other income			102			68

Amortization of deferred loan costs			(114)			(86)

Interest expense			(3,126)			(1,783)

Total other income (expense)			(3,138)			(1,801)

Net income			$3,254			$3,738

	For the Nine Months Ended September 30,
	2007			2006
	Midstream	Compression	Total	Midstream	Compression	Total

Revenues	$191,691	$3,615	$195,306	$159,800	$3,615	$163,415
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	137,320	—	137,320	117,965	—	117,965

Operations and maintenance	15,499	609	16,108	10,509	631	11,140

Depreciation and amortization	18,679	2,683	21,362	13,132	2,679	15,811
General and administrative expenses	5,013	95	5,108	3,572	81	3,653
Total operating costs and expenses	176,511	3,387	179,898	145,178	3,391	148,569

Operating income	$15,180	$228	15,408	$14,622	$224	14,846

Other income (expense):

Interest and other income			314			222

Amortization of deferred loan costs			(290)			(319)

Interest expense			(7,519)			(3,643)

Total other income (expense)			(7,495)			(3,740)

Net income			$7,913			$11,106

Note 10:  Net Income per Limited Partners’ Unit

 The computation of net income per limited partner unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions by the weighted-average number of limited partnership units outstanding. The computation of diluted earnings per unit further assumes the dilutive effect of unit options and restricted and phantom units. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007			2006
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income per limited partner unit -basic:
Income available to limited unitholders	$2,055		$0.22	$3,026		$0.33
Weighted average limited partner units outstanding		9,281,000			9,237,000
Income per limited partner unit — diluted:
Unit Options, restricted and phantom units		41,000			49,000
Income available to common unitholders plus assumed conversions	$2,055	9,322,000	$0.22	$3,026	9,286,000	$0.33

	For the Nine Months Ended September 30,
	2007			2006
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income per limited partner unit -basic:
Income available to limited unitholders	$4,937		$0.53	$9,517		$1.07
Weighted average limited partner units outstanding		9,276,000			8,866,000
Income per limited partner unit — diluted:
Unit Options, restricted and phantom units		40,000			46,000
Income available to common unitholders plus assumed conversions	$4,937	9,316,000	$0.53	$9,517	8,912,000	$1.07

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

Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2006 forward (in thousands, except per unit amounts):

Date Cash		Per Unit Cash
Distribution		Distribution	Common	Subordinated	General Partner		Total Cash
Paid		Amount	Units	Units	Regular	Incentive	Distribution
02/14/06		$0.6250	$2,724	$2,550	$112	$249	$5,635
05/15/06		0.6500	2,858	2,652	119	315	5,944
08/14/06		0.6750	3,485	2,754	136	414	6,789
11/14/06		0.7000	3,623	2,856	145	637	7,261
02/14/07		0.7125	3,694	2,907	150	749	7,500
05/15/07		0.7125	3,724	2,907	151	752	7,534
08/14/07		0.7325	3,837	2,989	158	932	7,916
11/14/07	(a)	0.7550	3,959	3,080	167	1,134	8,340
		$5.5625	$27,904	$22,695	$1,138	$5,182	$56,919

(a)          This cash distribution was announced on October 25, 2007 and will be paid on November 14, 2007 to all unitholders of record as of November 6, 2007.

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

•      our ability to pay distributions to our unitholders;

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•         Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 94.5% and 93.2% of our total segment margin for the three months ended September 30, 2007 and 2006, respectively, and 93.8% and 92.0% of our total segment margin for the nine months ended September 30, 2007 and 2006.

•         Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.5% and 6.8% of our total segment margin for the three months ended September 30, 2007 and 2006, respectively, and 6.2% and 8.0% of our total segment margin for the nine months ended September 30, 2007 and 2006, respectively.

Our midstream assets currently consist of 13 natural gas gathering systems with approximately 1,934 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Badlands Gathering System. During the third quarter 2007, we completed the expansion of our Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of our 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly at the Badlands gathering system.

Bakken Gathering System. During the third quarter 2007, we completed our expansion of the existing NGL fractionation facility at the Bakken processing plant enabling us to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant. Additionally, during the second quarter 2007 construction was completed on a rail terminal which will allow us to transport NGL volumes not only by truck, but also by rail, thereby penetrating additional sales markets. The pipeline to the rail terminal was completed early in the third quarter 2007.

On July 13, 2007, we completed a third amendment to our existing credit agreement to increase our borrowing base by $50 million from $200 million to $250 million.

Woodford Shale Gathering System. During the second quarter 2007, we connected our first well related to the agreement with CRI to construct and operate gathering pipelines and related facilities associated with the development of acreage owned by CRI in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. When completed, the gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d.

On June 19, 2007, Mr. Joseph L. Griffin was appointed chief executive officer, president and a director of our general partner. Mr. Griffin replaced Mr. Randy Moeder, who resigned on April 16, 2007.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward due to our acquisition of the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C. effective May 1, 2006. As such, results of operations from our Kinta Area gathering assets are only reflected from May 1, 2006.

Results of Operations

Our Results of Operations

Set forth in the tables below are financial and operating data for us for the periods indicated.

Operations from our acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$66,431	$56,062
Midstream purchases	45,789	39,609
Midstream segment margin	20,642	16,453
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$21,847	$17,658

Summary of Operations Data:
Midstream revenues	$66,431	$56,062
Compression revenues	1,205	1,205
Total revenues	67,636	57,267

Midstream purchases (exclusive of items shown separately below)	45,789	39,609
Operations and maintenance	6,157	4,569
Depreciation, amortization and accretion	7,583	6,175
General and administrative	1,715	1,375
Total operating costs and expenses	61,244	51,728
Operating income	6,392	5,539
Other income (expense)	(3,138)	(1,801)
Net income	3,254	3,738

Add:
Depreciation, amortization and accretion	7,583	6,175
Amortization of deferred loan costs	114	86
Interest expense	3,126	1,783
EBITDA (3)	$14,077	$11,782

Operating Data:
Inlet natural gas (MCF/d)	219,544	203,721
Natural gas sales (MMBTU/d)	84,281	69,563
NGL sales (Bbls/d)	4,721	3,239
Natural gas gathered (MMBtu/d) (4)	124,121	129,168

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$191,691	$159,800
Midstream purchases	137,320	117,965
Midstream segment margin	54,371	41,835
Compression revenues (1)	3,615	3,615
Total segment margin (2)	$57,986	$45,450

Summary of Operations Data:
Midstream revenues	$191,691	$159,800
Compression revenues	3,615	3,615
Total revenues	195,306	163,415

Midstream purchases (exclusive of items shown separately below)	137,320	117,965
Operations and maintenance	16,108	11,140
Depreciation, amortization and accretion	21,362	15,811
General and administrative	5,108	3,653
Total operating costs and expenses	179,898	148,569
Operating income	15,408	14,846
Other income (expense)	(7,495)	(3,740)
Net income	7,913	11,106

Add:
Depreciation, amortization and accretion	21,362	15,811
Amortization of deferred loan costs	290	319
Interest expense	7,519	3,643
EBITDA (3)	$37,084	$30,879

Operating Data:
Inlet natural gas (MCF/d)	210,878	143,112
Natural gas sales (MMBtu/d)	78,998	64,796
NGL sales (Bbls/d)	4,340	3,256
Natural gas gathered (MMBtu/d) (4)	124,486	72,657

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$6,392	$5,539
Add:
Operations and maintenance expenses	6,157	4,569
Depreciation, amortization and accretion	7,583	6,175
General and administrative expenses	1,715	1,375
Total segment margin	$21,847	$17,658

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$15,408	$14,846
Add:
Operations and maintenance expenses	16,108	11,140
Depreciation, amortization and accretion	21,362	15,811
General and administrative expenses	5,108	3,653
Total segment margin	$57,986	$45,450

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

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues.  Total revenues (midstream and compression) were $67.6 million for the three months ended September 30, 2007 compared to $57.3 million for the three months ended September 30, 2006, an increase of $10.3 million, or 18.1%.  This $10.3 million increase was due to increased natural gas sales volumes of 14,718 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 1,482 Bbls/day (Bbls per day) primarily related to natural gas and NGL sales at our new Woodford Shale gathering system and increased natural gas and NGL volumes at our existing Bakken, Badlands and Eagle Chief gathering systems. The increase in revenues was also attributable to 6.4% higher realized NGL prices but was offset by 13.0% lower natural gas prices during the three months ended September 30, 2007 compared to the same period in 2006. Revenues from compression assets were the same for both periods.

Our midstream revenues were $66.4 million for the three months ended September 30, 2007 compared to $56.1 million for the three months ended September 30, 2006, a net increase of $10.3 million, or 18.5%. Of the $10.3 million increase, $15.5 million was primarily attributable to revenues from natural gas and NGL sales volumes at our new Woodford Shale gathering system and increased natural gas and NGL sales volumes at our Bakken, Badlands and Eagle Chief gathering systems. Increased NGL prices accounted for another $1.4 million increase in revenues during the three months ended September 30, 2007 compared to the same period in 2006. These increases were offset by $6.6 million in lower natural gas prices during the three months ended September 30, 2007 compared to the same period in 2006. Our Woodford Shale gathering system, which began production in late April, 2007, accounted for 49.4% of the $10.3 million increase contributing $5.1 million to midstream revenues.

Inlet natural gas volumes were 219,544 MCF/d for the three months ended September 30, 2007 compared to 203,721 MCF/d for the three months ended September 30, 2006, an increase of 15,823 MCF/d, or 7.8%.  Of the 15,823 MCF/d increase, 7,704 MCF/d was attributable to our new Woodford gathering system and the remaining 8,119 MCF/d was primarily attributable to increased inlet

MCF/d at our Eagle Chief, Bakken and Badlands gathering systems. Badlands increase in inlet MCF/d represented 3,807 MCF/d, or 24.1% of the 15,823 MCF/d increase for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Natural gas sales volumes were 84,281 MMBtu/d for the three months ended September 30, 2007 compared to 69,563 MMBtu/d for the three months ended September 30, 2006, an increase of 14,718 MMBtu/d, or 21.2%.  Of the 14,718 MMBtu/d increase, 6,275, or 42.6% was attributable to natural gas volumes at our new Woodford Shale gathering system. The increase in natural gas sales volumes was also attributable to increased volumes at both our Bakken and Eagle Chief gathering systems, which combined, contributed 8,483 MMBtu/d. Our NGL sales volumes were 4,721 Bbls/d for the three months ended September 30, 2007 compared to 3,239 Bbls/d for the three months ended September 30, 2006, an increase of 1,482 Bbls/d, or 45.8%.  Our new Woodford Shale gathering system contributed 577 Bbls/d and represented 38.9% of the increase in NGL sales volumes and increased NGL sales volumes of 743 Bbls/d at our Bakken, Badlands and Eagle Chief gathering systems represented 50.1% of the increase in NGL sales volumes.

Our average realized natural gas sales prices were $5.20 per MMBtu for the three months ended September 30, 2007 compared to $5.98 per MMBtu for the three months ended September 30, 2006, a decrease of $0.78 per MMBtu, or 13.0%.  Average realized NGL sales prices were $1.16 per gallon for the three months ended September 30, 2007 compared to $1.09 per gallon for the three months ended September 30, 2006, an increase of $0.07 per gallon or 6.4%.  The change in our average realized natural gas sales prices was primarily a result of lower natural gas prices due to a softening of supply and demand fundamentals causing natural gas prices to fall during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The lower natural gas prices experienced in the indicated period partially offset by higher NGL index prices due to a tightening of supply and demand fundamentals for energy, which caused crude oil prices to rise during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Net cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during each of the three months ended September 30, 2007 and 2006 was $1.4 million. These receipts increased average realized natural gas sales prices by $0.20 per MMBtu in 2007 and by $0.22 per MMBtu in 2006. Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended September 30, 2007 was $0.6 million. These payments decreased average realized natural gas sales prices by $0.02 per gallon in 2007. NGL derivative transactions during the three months ended September 30, 2006 were insignificant.

 Fees earned from 124,121 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $2.9 million for the three months ended September 30, 2007. Similar fees earned for the three months ended September 2006 from 129,168 MMBtu/d of natural gas gathered was $2.7 million. The increase of $0.2 million in fees earned during the three months ended September 30, 2007 as compared to the three months ended September 2006 was attributable to treating fees earned from the four amine treating facilities installed in early 2007 offset by the effect of a 5,047 MMBtu/d reduction in volumes gathered.

Our compression revenues were $1.2 million for the each of the three months ended September 30, 2007 and 2006.

Midstream Purchases.  Our midstream purchases were $45.8 million for the three months ended September 30, 2007 compared to $39.6 million for the three months ended September 30, 2006, an increase of $6.2 million, or 15.6%.  The $6.2 million increase consisted of $3.9 million related to purchased natural gas volumes from our new Woodford Shale gathering system and $2.5 million attributable to increased purchased residue gas volumes at our Eagle Chief gathering system. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

Operations and Maintenance.  Our operations and maintenance expense totaled $6.2 million for the three months ended September 30, 2007 compared with $4.6 million for the three months ended September 30, 2006, an increase of $1.6 million, or 34.8%. Of this increase, $0.7 million, or 41.8% was attributable to operations and maintenance at our Badlands gathering system largely due to compressor rentals and other related costs associated with our expansion project. The increase in operations and maintenance is also attributable to our new Woodford Shale gathering system which accounted for $0.3 million, or 19.7%, of the increase and our Kinta Area gathering system, which accounted for $0.3 million, or 16.1% of the increase.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $7.6 million for the three months ended September 30, 2007 compared with $6.2 million for the three months ended September 30, 2006, an increase of $1.4 million, or 22.8%.  Of this increase, $0.5 million, or 34.9% was attributable to our Bakken gathering system related to our fractionation facility, rail terminal and pipeline constructed in 2007 and $0.3 million, or 23.9% was attributable to the nitrogen rejection and related facilities at our Badlands gathering system, which was placed in service in late August 2007. The increase is also attributable to additional depreciation of $0.2 million, or 12.6%, at our Kinta Area gathering system primarily related to the amine treating facilities which became operational in early 2007.

General and Administrative.  Our general and administrative expense totaled $1.7 million for the three months ended September 30, 2007 compared with $1.4 million for the three months ended September 30, 2006, an increase of $0.3 million, or 24.7%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and salary related expenses as a result of additional staffing.

Other Income (Expense). Our other income (expense) totaled ($3.1) million for the three months ended September 30, 2007 compared with ($1.8) million for the three months ended September 30, 2006, an increase in expense of $1.3 million.  The increase was attributable to interest expense from borrowings on our credit facility for our internal plant and pipeline expansion projects primarily at our Woodford Shale, Badlands and Bakken gathering systems.

 Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenues.  Total revenues (midstream and compression) were $195.3 million for the nine months ended September 30, 2007 compared to $163.4 million for the nine months ended September 30, 2006, an increase of $31.9 million, or 19.5%.  This $31.9 million increase was due to increased natural gas sales volumes of 14,202 MMBtu/day related to our new Woodford Shale gathering system and our acquisition of the Kinta Area gathering assets effective May 1, 2006, increased NGL sales volumes of 1,084 Bbls/day largely attributable to our new Woodford Shale, Bakken, Badlands and Eagle Chief gathering systems and increased average realized NGL sales prices partially offset by lower average realized natural gas sales prices in 2007 as compared to the same period in 2006. Revenues from compression assets were the same for both periods.

Our midstream revenues were $191.7 million for the nine months ended September 30, 2007 compared to $159.8 million for the nine months ended September 30, 2006, a net increase of $31.9 million, or 20.0%. Of this net increase in midstream revenues, approximately $44.6 million was attributable to revenues from natural gas sales volumes and gathering fee volumes related to the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at our Bakken, Badlands, Eagle Chief and Woodford Shale gathering systems. The $44.6 million increase attributable to increased natural gas, NGL and gathering fee volumes was reduced by $12.7 million due to lower average realized natural gas sales prices. Our Woodford Shale gathering system, which began production in late April, 2007 accounted for 13.4% of the $31.9 million increase contributing $6.4 million to midstream revenues.

Inlet natural gas volumes were 210,878 MCF/d for the nine months ended September 30, 2007 compared to 143,112 MCF/d for the nine months ended September 30, 2006, an increase of 67,766 MCF/d, or 47.4%.  Of the 67,766 MCF/d increase, 57,323 MCF/d, or 84.6% was attributable to inlet MCF/d at our Kinta Area gathering system we acquired effective May 1, 2006 and the remaining 10,443 MCF/d was primarily attributable to increased inlet MCF/d at our Woodford Shale, Eagle Chief, Bakken and Badlands gathering systems. Natural gas sales volumes were 78,998 MMBtu/d for the nine months ended September 30, 2007 compared to 64,796 MMBtu/d for the nine months ended September 30, 2006, an increase of 14,202 MMBtu/d, or 21.9%.  Of the 14,202 MMBtu/d increase, 6,999, or 49.3% was attributable to the natural gas volumes as a result of our Kinta gathering system acquisition effective May 1, 2006. The increase in natural gas sales volumes was also attributable to increased volumes at both our Bakken and Eagle Chief gathering systems and our new Woodford Shale gathering system, which contributed 2,569 MMBtu/d to the increase in natural gas sales volumes. Our NGL sales volumes were 4,340 Bbls/d for the nine months ended September 30, 2007 compared to 3,256 Bbls/d for the nine months ended September 30, 2006, an increase of 1,084 Bbls/d, or 33.3%.  Of the 1,084 Bbls/d increase, 1,045 Bbls/d, or 96.4% was attributable to increased NGL sales volumes at our Bakken, Eagle Chief, Badlands and Woodford Shale gathering systems.

Our average realized natural gas sales prices were $5.78 per MMBtu for the nine months ended September 30, 2007 compared to $6.30 per MMBtu for the nine months ended September 30, 2006, a decrease of $0.52 per MMBtu, or 8.3%.  In addition, average realized NGL sales prices were $1.07 per gallon for the nine months ended September 30, 2007 compared to $1.06 per gallon for the nine months ended September 30, 2006, an increase of $0.01 per gallon or 0.9%.  The change in our average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the nine months ended September 30, 2007 and 2006 was $3.4 million and $2.4 million, respectively. These receipts increased average realized natural gas sales prices by $0.16 per MMBtu in 2007 and by $0.14 per MMBtu in 2006. Cash paid to our counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the nine months ended September 30, 2007 was $1.1 million. These payments decreased average realized natural gas sales prices by $0.02 per gallon in 2007. Closed NGL derivative transactions during the nine months ended September 30, 2006 were insignificant.

Fees earned from 124,486 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $8.4 million for the nine months ended September 30, 2007. Similar fees earned from May through September 2006 averaging 129,644 MMBtu/d of natural gas gathered was $4.5 million. The increase of $3.9 million in fees earned was primarily due to nine months of operations in 2007 as compared to five months of operations in 2006, and partially attributable to treating fees earned related to the four amine treating facilities installed in early 2007. Gathering fees earned during the nine months ended September 2007 as compared to the same period in 2006 were offset by the effect of a 5,158 MMBtu/d reduction in volumes gathered.

Our compression revenues were $3.6 million for the each of the nine months ended September 30, 2007 and 2006.

Midstream Purchases.  Our midstream purchases were $137.3 million for the nine months ended September 30, 2007 compared to $118.0 million for the nine months ended September 30, 2006, an increase of $19.3 million, or 16.4%.  The $19.3 million increase primarily consists of $9.7 million, or 50.1%, attributable to purchased natural gas from our Kinta Area gathering assets. Our new Woodford Shale gathering system accounted for $5.1 million, or 26.2%, of the increase in midstream purchases. The remaining increase in midstream purchases was attributable to increased purchased residue gas volumes at our Bakken and Eagle Chief gathering systems. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

Operations and Maintenance.  Our operations and maintenance expense totaled $16.1 million for the nine months ended September 30, 2007 compared with $11.1 million for the nine months ended September 30, 2006, an increase of $5.0 million, or 44.6%. Of this increase, $2.9 million, or 53.1% was attributable to operations and maintenance at our Kinta Area gathering system. Operations and maintenance expense increased by $1.3 million at our Badlands gathering facility largely due to compressor rentals and other related costs associated with our expansion project.

Depreciation, Amortization and Accretion.  Our depreciation, amortization and accretion expense totaled $21.4 million for the nine months ended September 30, 2007 compared with $15.8 million for the nine months ended September 30, 2006, an increase of $5.6 million, or 35.1%.  Of this increase, $2.9 million, or 53.1% was attributable to depreciation and amortization on our Kinta Area gathering system. The increase is also attributable to additional depreciation of $1.2 million, or 21.2% at our Bakken gathering system and $0.5 million, or 9.6% at our Badlands gathering system.

General and Administrative.  Our general and administrative expense totaled $5.1 million for the nine months ended September 30, 2007 compared with $3.7 million for the nine months ended September 30, 2006, an increase of $1.5 million, or 39.8%.  The increase is primarily attributable to acquisition evaluation expenses and increased salaries and salary related expenses as a result of additional staffing, including costs of recruitment.

Other Income (Expense). Our other income (expense) totaled ($7.5) million for the nine months ended September 30, 2007 compared with ($3.7) million for the nine months ended September 30, 2006, an increase in expense of $3.8 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and to interest expense for our internal plant and pipeline expansion projects primarily at our Woodford Shale, Badlands and Bakken gathering systems.

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

Cash Flows from Operating Activities

Our cash flows from operating activities decreased by $1.1 million to $29.1 million for the nine months ended September 30, 2007 from $30.2 million for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, we received cash flows from customers of approximately $195.8 million, had cash payments to our suppliers and employees of approximately $159.3 million and payment of interest expense of $7.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $29.1 million. During the same nine month period in 2006, we received cash flows from customers of approximately $168.1 million, had cash payments to our suppliers and employees of approximately $134.4 million and payment of interest expense of $3.5 million, net of amounts capitalized, resulting in cash received from our operating activities of $30.2 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas volumes from our Kinta Area gathering assets acquired effective May 1, 2006, natural gas and NGL volumes from our new Woodford Shale gathering system and increased natural gas and NGL volumes from our Bakken, Badlands and Eagle Chief gathering systems, offset by lower natural gas sales prices contributed to slight increases in accounts receivable and accrued midstream revenues and increases in accounts payable and accrued midstream purchases during the nine months ended September 30, 2007. Working capital items, exclusive of cash, used $0.5 million in cash flows from operating activities and contributed $2.8 million to cash flows from operating activities during the nine months ended September 30, 2007 and 2006, respectively. Net income for the nine months ended September 30, 2007 was $7.9 million, a decrease of $3.2 million from a net income of $11.1 million for the nine months ended September 30, 2006.  Depreciation, amortization and accretion increased by $5.5 million to $21.3 million for the nine months ended September 30, 2007 from $15.8 million, or 20.5% for the nine months ended September 30, 2006.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities representing investments in property and equipment, excluding $96.4 million used for our Kinta Area acquisition on May 1, 2006 , increased by $14.0 million to $61.9 million for the nine months ended September 30, 2007 from $47.9 million for the nine months ended September 30, 2006. This $14.0 million increase is largely attributable to cash invested at our new Woodford Shale gathering system, our Badlands expansion project and continued growth at our Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities decreased by $85.8 million to $31.3 million for the nine months ended September 30, 2007 from $117.1 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we borrowed $54.0 million under our credit facility to fund our internal expansion projects, we received capital contributions of $1.0 million as a result of issuing common units due to the exercise of 42,362 vested unit options, we distributed $23.0 million to our unitholders, incurred offering costs of $0.2 million associated with our S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with our third amended credit facility. During the nine months ended September 30, 2006, we borrowed $100.3 million under our credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund our internal expansion projects at both our Badlands and Bakken gathering systems. Also during the nine months ended September 30, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and 15,545 general partner equivalent units, received $1.0 million as a result of issuing common units due to the exercise of 47,533 vested unit options, paid debt issuance costs of $0.9 million and distributed $18.4 million to our unitholders.

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

Internal Expansion Projects

 During the second quarter 2007, we connected our first well related to the agreement with CRI to construct and operate gathering pipelines and related facilities associated with the development of acreage owned by CRI in the Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression, dehydration, and processing services. When completed, the gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. As of September 30, 2007, we have invested $15.1 million in the expansion project.

During the third quarter 2007, we completed the expansion of our Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of our 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly.

During the third quarter 2007, we completed our expansion of the existing NGL fractionation facility at the Bakken processing plant enabling us to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant. Additionally, during the second quarter 2007 construction was completed on a rail terminal which allows us to transport NGL volumes not only by truck, but also by rail, thereby penetrating additional sales markets. The pipeline to the rail terminal was completed early in the third quarter 2007.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2007, 2008 and 2009. We entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. One financial swap instrument currently does not qualify for hedge accounting. The following table provides information about our derivative instruments entered into as of September 30, 2007 for the periods indicated:

		Average	Fair Value
		Fixed/Open	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	1,890,000	$7.88	$4,144
October 2008 - December 2008	495,000	$7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

	(MMBtu)	(per MMBtu)
Natural Gas - Sold Open for Floating Price Swaps
January 2009 - December 2009	1,068,000	$7.35	$485

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2007 - September 2008	859,986	$7.48	$(963)
October 2008 - December 2008	180,288	$6.93	21
			$(942)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	441,768	$1.29	$(2,697)
October 2008 - December 2008	110,442	$1.31	(347)
			$(3,044)

On July 16, 2007, we entered into NGL cash flow swaps adding to our hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements we pay our counterparty floating index prices and receive fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

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

		Average
		Fixed Price
Production period	(MMBtu)	(per MMBtu)

October 2007 - September 2008	1,245,000	$8.01
October 2008 - December 2008	300,000	$8.43

Off-Balance Sheet Arrangements.

We had no significant off-balance sheet arrangements as of September 30, 2007.

Credit Facility

On July 13, 2007, we entered into a third amendment to our credit agreement dated as of February 15, 2005. Pursuant to the third amendment, we have, among other things, increased our borrowing base from $200 million to $250 million and decreased the accordion feature in the facility from $150 million to $100 million. Our original credit facility dated May 2005 was first amended in September 2005 and amended a second time in June 2006.

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

In addition, the third amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $100 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2007, the interest rate on outstanding borrowings from our credit facility was 7.75%.

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

As of September 30, 2007, we had $201.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe we will not choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS No. 157 applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of SFAS No. 157 prospectively in our first interim period in the fiscal year beginning on January 1, 2008, and we do not expect a change in our methodologies of fair value measurements.

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

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided below, a matrix that reflects, for the nine months ended September 30, 2007, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.  The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

	Natural Gas Price Change ($ /MMBtu)
		$0.10	$(0.10)
NGL Price	$0.01	$461,000	$109,000
Change ($/gal)	$(0.01)	$(111,000)	$(464,000)

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquids prices in 2007, 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments entered into as of September 30, 2007 for the periods indicated:

		Average	Fair Value
		Fixed/Open	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)

Natural Gas - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	1,890,000	$7.88	$4,144
October 2008 - December 2008	495,000	$7.84	485
January 2009 - December 2009	1,068,000	$7.06	186
			$4,815

	(MMBtu)	(per MMBtu)
Natural Gas - Sold Open for Floating Price Swaps
January 2009 - December 2009	1,068,000	$7.35	$485

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2007 - September 2008	859,986	$7.48	$(963)
October 2008 - December 2008	180,288	$6.93	21
			$(942)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2007 - September 2008	441,768	$1.29	$(2,697)
October 2008 - December 2008	110,442	$1.31	(347)
			$(3,044)

On July 16, 2007, we entered into NGL cash flow swaps adding to our hedges for forecasted NGL sales through calendar year 2008. Under the swap agreements we pay our counterparty floating index prices and receive fixed prices of $1.35 per gallon on 24,093 Bbls/month during August 2007 through December 2007 and $1.31 per gallon on 33,634 Bbls/month during calendar year 2008.

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

		Average
Production period	(MMBtu)	Fixed Price
		(per MMBtu)
October 2007 - September 2008	1,245,000	$8.01
October 2008 - December 2008	300,000	$8.43

Interest Rate Risk.   We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates.  As of September 30, 2007, we had approximately $201.1 million of indebtedness outstanding under our credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would result in an increase or decrease in interest expense, and a corresponding decrease or increase in net income of approximately $2.0 million annually.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the nine months ended September 30, 2007, accounted for approximately 19%, 15%, 11% and 9%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for our derivative instruments as of September 30, 2007 was BP Energy Company.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 9th day of November, 2007.

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