Form 10-K
period 2007-12-31
Hiland Partners, LP
filed 2008-03-14
CIK 1306527

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number: 000-51120

Hiland Partners, LP
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	71-0972724 (I.R.S. Employer Identification No.)
205 West Maple, Suite 1100 Enid, Oklahoma (Address of principal executive offices)	73701 (Zip code)
(580) 242-6040 Registrant's telephone number including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Limited Partner Units	The NASDAQ Stock Market, LLC

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $212.9 million on June 30, 2007 based on the closing price of $54.50 on the Nasdaq National Market.

         At March 7, 2008, there were 5,226,362 common units and 4,080,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Items 1. and 2.    Business and Properties

        References in this annual report on Form 10-K to "Hiland Partners," "we," "our," "us" or similar terms refer to Hiland Partners, LP and its operating subsidiaries after giving effect to the formation transactions described above. References to "Hiland Holdings" refer to Hiland Holdings GP, LP. References to "our general partner" refer to Hiland Partners GP, LLC.

Overview

        We are a growth-oriented midstream energy partnership engaged in gathering, compressing, dehydrating, treating, processing and marketing natural gas, and fractionating, or separating, natural gas liquids, or NGLs. We also provide air compression and water injection services to Continental Resources, Inc. ("CLR"), a publicly traded exploration and production company controlled by affiliates for use in its oil and gas secondary recovery operations. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. In our midstream segment, we connect the wells of natural gas producers in our market areas to our gathering systems, treat natural gas to remove impurities, process natural gas for the removal of NGLs, fractionate NGLs into NGL products and provide an aggregate supply of natural gas and NGL products to a variety of natural gas transmission pipelines and markets. In our compression segment, we provide compressed air and water to CLR, an exploration and production company controlled by affiliates of our general partner. CLR uses the compressed air and water in its oil and gas secondary recovery operations in North Dakota by injecting them into its oil and gas reservoirs to increase oil and gas production from those reservoirs. This increased production of natural gas flows through our midstream systems.

        Our midstream assets consist of 14 natural gas gathering systems with approximately 2,024 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

Recent Developments

        Refinancing of Our Credit Facility.    On February 6, 2008, we completed a fourth amendment to our existing credit agreement to increase our borrowing base by $50 million from $250 million to $300 million and revise certain covenants. For a more complete discussion of our credit facility, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

        Officer Selection.    On February 4, 2008, Mr. Matthew S. Harrison was appointed Vice President of Business Development.

        Distribution Increase.    On January 25, 2008, we declared a cash distribution for the fourth quarter of 2007. This declared quarterly distribution on our common and subordinated units increased to $0.795 per unit (an annualized rate of $3.18 per unit) from our most recent distribution of $0.755 per unit (an annualized rate of $3.02 per unit). This represents a 5.3% increase over the prior quarter and an 11.6% increase over the distribution for the same quarter of the prior year. The distribution was paid on February 14, 2008 to unitholders of record on February 4, 2008. Under our partnership agreement, generally our general partner is entitled to 15% of the amount we distribute to each unitholder in excess of $0.495 per unit per quarter up to $0.5625 per unit per quarter, 25% of the amount we distribute to each unitholder in excess of $0.5625 per unit per quarter up to $0.675 per unit per quarter and 50% of the excess over $0.675 per unit per quarter.

Midstream Segment

        Our midstream operations consist of the following:

  •
  gathering and compressing natural gas to facilitate its transportation to our processing plants, third party pipelines, utilities and other consumers;

  •
  dehydrating natural gas to remove water from the natural gas stream to meet pipeline quality specifications;

  •
  treating natural gas to remove or reduce impurities such as carbon dioxide, nitrogen, hydrogen sulfide and other contaminants to ensure that the natural gas meets pipeline quality specifications;

  •
  processing natural gas to extract NGLs and selling the resulting residue natural gas and, in most cases, the NGLs; and

  •
  fractionating a portion of our NGLs into a mix of NGL products, including ethane, propane and a mixture of butane and natural gasoline, and selling these NGL products to third parties.

        Our midstream assets include the following:

  •
  Eagle Chief Gathering System.  The Eagle Chief gathering system is a 604-mile gas gathering system located in northwest Oklahoma that gathers, compresses, dehydrates and processes natural gas. The system includes the Eagle Chief processing plant and eight compressor stations and has approximately 17,000 horsepower installed. We constructed the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. We acquired the Carmen gathering system in August 2003, which consists solely of gathering lines to expand our Eagle Chief gathering system. Our Eagle Chief gathering system has a capacity of 35,500 Mcf/d and average throughput was 29,449 Mcf/d for the year ended December 31, 2007. The system represented approximately 17.1% of our total segment margin for the year ended December 31, 2007.

  •
  Bakken Gathering System.  The Bakken gathering system is a 365-mile gas gathering system located in Richland County, Montana that gathers, compresses, dehydrates and processes natural gas, and fractionates NGLs. This system includes the Bakken processing plant, three compressor stations and one fractionation facility, and has approximately 10,600 horsepower installed. We acquired the Bakken gathering system and the Bakken processing plant in September 2005. Our Bakken gathering system has capacity of 25,000 Mcf/d and average throughput was 22,028 Mcf/d for the year ended December 31, 2007. The system represented approximately 33.6% of our total segment margin for the year ended December 31, 2007.

  •
  Worland Gathering System.  The Worland gathering system is a 153-mile gas gathering system located in central Wyoming that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Worland processing plant, six compressor stations, one treating facility and one fractionation facility, and has approximately 5,500 horsepower installed. The Worland gathering system and the Worland processing plant were contributed to us on February 15, 2005 in connection with our formation and our initial public offering. Our Worland gathering system has a capacity of 8,000 Mcf/d and average throughput was 2,649 Mcf/d for the year ended December 31, 2007. The system represented approximately 5.0% of our total segment margin for the year ended December 31, 2007.

  •
  Badlands Gathering System.  The Badlands gathering system is a 214-mile gas gathering system with approximately 17,975 installed horsepower located in southwest North Dakota that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The original system included the Badlands processing plant, five compressor stations, one treating facility and one fractionation facility. We constructed the original Badlands gathering system and processing plant in 1997. Average throughput was 7,113 Mcf/d and represented approximately 10.2% of our total segment margin for the year ended December 31, 2007. During the third quarter of 2007, we completed the expansion of our Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of our 40,000 Mcf/d nitrogen rejection plant. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities have increased significantly. Average throughput since the start-up of the expanded field gathering infrastructure, processing plant and nitrogen rejection plant from August 20, 2007 through the end of the year was approximately 15,988 Mcf/d of natural gas which produced approximately 770 Bbls/d of NGLs. From the first of the year until August 20, 2007, average throughput was 1,694 Mcf/d.

  •
  Matli Gathering System.  The Matli gathering system is a 54-mile gas gathering system located in central Oklahoma that gathers, compresses, dehydrates, treats and processes natural gas. The system includes the Matli processing plant, two compressor stations and one treating facility which combined have approximately 7,300 horsepower. We constructed the Matli gathering system in 1999, and in December 2006 we completed the construction of a new processing plant. Our Matli gathering system has a capacity of 25,000 Mcf/d and average throughput was 13,382 Mcf/d for the year ended December 31, 2007. The system represented approximately 1.8% of our total segment margin for the year ended December 31, 2007.

  •
  Kinta Area Gathering Systems.  The Kinta Area gathering system that we acquired on May 1, 2006 is a 588-mile gathering system located in the eastern Oklahoma Arkoma Basin that includes five separate low pressure natural gas gathering systems. The systems include four 10,000 Mcf/d capacity amine treating facilities and thirteen compressor stations, which are comprised of 26 units with an aggregate of approximately 40,000 horsepower and four 10,000 Mcf/d capacity amine treating facilities. Our Kinta Area gathering systems have an aggregate capacity of 180,000 Mcf/d and average throughput was 132,550 Mcf/d for the year ended December 31, 2007. The systems represented approximately 21.1% of our total segment margin for the year ended December 31, 2007.

  •
  Woodford Shale Gathering System.  The Woodford Shale gathering system is a 29-mile gathering system located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma and is currently being designed to provide low-pressure and highly reliable gathering, compression and dehydrating services. The gathering infrastructure is ultimately expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. Production commenced on April 27, 2007. We have installed 29 miles of natural gas gathering pipelines as of December 31, 2007 and throughput from date of first production through December 31, 2007 averaged 8,313 Mcf/d. The system represented approximately 4.8% of our total segment margin for the year ended December 31, 2007.

  •
  Other Systems.  We also own three natural gas gathering systems located in Texas, Mississippi and Oklahoma. These systems represented approximately 0.6% of our total segment margin for the year ended December 31, 2007.

        Our midstream revenues represented 98%, 98% and 97% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table contains certain information regarding our gathering systems as of or for the year ended December 31, 2007:

Asset	Type	Length (Miles)	Wells Connected	Throughput Capacity(1)	Throughput Average(1)		Capacity Utilization	Percent of Total Segment Margin
Eagle Chief gathering system	Gathering pipelines	604	468	35,500	29,449		83.0%
	Mix Refrigeration/JT Plant Constructed in 1995	—	—	35,000	29,449		84.1%	17.1%
Bakken gathering system	Gathering pipelines	365	273	25,000	22,028		88.1%
	Refrigeration Plant Constructed in 2004	—	—	25,000	22,028		88.1%
	Fractionation facility (Bbls/d)	—	—	6,500	3,397		52.3%	33.6%
Worland gathering system	Gathering pipelines	153	95	8,000	2,649		33.1%
	Refrigeration Plant—Constructed in mid 1980's	—	—	8,000	2,649		33.1%
	Treating facility	—	—	8,000	2,649		33.1%
	Fractionation facility (Bbls/d)	—	—	650	257		39.5%	5.0%
Badlands gathering system	Gathering pipelines	214	163	46,000	7,113	(2)	15.5%
	Cryogenic and Refrigeration Plant—Constructed in 2007	—	—	40,000	7,113	(2)	17.8%
	Treating facility	—	—	40,000	7,113	(2)	17.8%
	Fractionation facility (Bbls/d)	—	—	4,000	459	(2)	11.5%	10.2%
Matli gathering system	Gathering pipelines	54	50	25,000	13,382		53.5%
	Mix Refrigeration Plant Constructed in 2006	—	—	25,000	13,382		53.5%
	Treating facility	—	—	20,000	7,075		35.4%	1.8%
Kinta Area gathering systems	Gathering pipelines	588	711	180,000	132,550		73.6%
	Treating facilities			40,000	22,004		55.0%	21.1%
Woodford Shale gathering system	Gathering pipelines	29	16	25,000	8,313	(3)	33.3%	4.8%
Other Systems	Gathering pipelines	17	24	7,000	2,710		38.7%	0.6%

	Total	2,024	1,800					94.2%

(1)
Throughput capacity and average throughput are measured in Mcf/d for the gathering pipelines, processing plants and treating facilities and in Bbls/d for the fractionation facilities shown on this chart.

(2)
Throughput average from August 20, 2007, the date expansion operations commenced, through December 31, 2007 was approximately 15,988 Mcf/d which produced approximately 770 Bbls/d of NGLs.

(3)
Throughput average is from the date of first production, April 27, 2007, through December 31, 2007.

Compression Segment

        We provide air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four-year, fixed-fee contract (which we entered into in connection with our initial public offering) at our Cedar Hills compression facility, our Horse Creek compression facility and our water injection plant located next to our Cedar Hills compression facility. These assets are located in North Dakota in close proximity to our Badlands gathering system. At the compression facilities, we compress air to pressures in excess of 4,000 pounds per square inch, and at the water injection plant, we pump water to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of our facilities into pipelines operated by CLR and are ultimately utilized by CLR in its oil and gas secondary operations. The natural gas produced by CLR flows through our Badlands gathering system. Our compression segment represented approximately 5.8% of our total segment margin for the year ended December 31, 2007. Our compression revenues represented 2%, 2% and 3% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Midstream Assets

        Our natural gas gathering systems include approximately 2,024 miles of pipeline. A substantial majority of our revenues are derived from gathering, compressing, dehydrating, treating, processing and marketing the natural gas that flows through our gathering pipelines and from fractionating NGLs resulting from the processing of natural gas into NGL products. We describe our principal systems below.

Eagle Chief Gathering System

        General.    The Eagle Chief gathering system is located in northwest Oklahoma and consists of approximately 604 miles of natural gas gathering pipelines, ranging from two inches to sixteen inches in diameter, and the Eagle Chief processing plant. The gathering system has a capacity of approximately 35,500 Mcf/d, and average throughput was approximately 29,449 Mcf/d for the year ended December 31, 2007. There are eight gas compressor stations located within the gathering system, comprised of fifteen units. The plant and compressor stations combined have an aggregate of approximately 17,000 horsepower.

        We completed construction and commenced operation of the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Since its construction, we have expanded the size of the Eagle Chief gathering system through the acquisition of approximately 377 miles of gathering pipelines in five separate acquisitions, including our acquisition of the Carmen gathering system, and the construction of approximately 227 miles of gathering pipelines. In the first quarter of 2007, we completed the installation of additional pipelines and compression facilities at our Eagle Chief gathering system and increased our current system capacity from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d.

        The Eagle Chief processing plant processes natural gas that flows through the Eagle Chief gathering system to produce residue gas and NGLs. The natural gas gathered in this system is lean gas that, depending on delivery points, may not be required to be processed to meet pipeline quality specifications when we sell into interstate markets. The plant has processing capacity of approximately 35,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 29,449 Mcf/d of natural gas and produced approximately 1,013 Bbls/d of NGLs.

        Natural Gas Supply.    As of December 31, 2007, 468 wells were connected to our Eagle Chief gathering system. These wells are located in the Anadarko Basin of northwestern Oklahoma and we believe they generally have long lives. The primary suppliers of natural gas to the Eagle Chief gathering system are Chesapeake Energy Corporation and CLR, which represented approximately 66.6% and 10.1%, respectively, of the Eagle Chief gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Eagle Chief gathering system is generally dedicated to us under individually negotiated long-term contracts. Some of our contracts have an initial term of five years. Following the initial term, these contracts generally continue on a year-to-year basis unless terminated by one of the parties. In addition, some of our contracts are for the life of the lease. Natural gas is purchased at the wellhead from the producers under percentage-of-proceeds contracts, percentage-of-index contracts or fee-based contracts. For the year ended December 31, 2007, approximately 69.3%, 28.4% and 2.3% of our total wellhead volumes at the Eagle Chief gathering system was derived from percentage-of-proceeds, percentage-of-index and fee-based contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    The Eagle Chief gathering system has numerous market outlets for the natural gas that we gather and NGLs that we produce on the system. The residue gas is sold at the tailgate of the Eagle Chief processing plant on the Oklahoma Gas Transportation pipeline to intrastate markets and on the Panhandle Eastern Pipeline Company pipeline to interstate markets. Because the area connected to our Eagle Chief gathering system produces lean natural gas, we are able to bypass our Eagle Chief processing plant by selling into the interstate markets when processing margins are unfavorable. The NGLs extracted from the gas at the Eagle Chief processing plant are transported by pipeline to ONEOK Hydrocarbon Company's Medford facility for fractionation. We are currently selling the NGLs to ONEOK Hydrocarbon under a year-to-year contract.

        Our primary purchasers of residue gas and NGLs on the Eagle Chief gathering system were OGE Energy Resources, Inc., ConocoPhillips Company, ONEOK Hydrocarbon, LP and Tenaska Marketing Ventures, which represented approximately 33.0%, 24.8%, 23.0% and 7.4%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Bakken Gathering System

        General.    The Bakken gathering system is located in eastern Montana and consists of approximately 365 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Bakken processing plant, which includes seven compressors and a fractionation facility. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 22,028 Mcf/d for the year ended December 31, 2007. There are three gas compressor stations located within the gathering system, comprised of five units. The compressor stations and plant combined have slightly over 10,600 horsepower.

        We acquired the Bakken gathering system in September 2005 in connection with our acquisition of Hiland Partners, LLC. The Bakken gathering system, including the Bakken processing plant, was constructed during 2004 and commenced operations on November 8, 2004.

        The Bakken processing plant processes natural gas that flows through the Bakken gathering system to produce residue gas and NGLs. The plant has processing capacity of approximately 25,000 Mcf/d. For the year ended December 31, 2007, the facility processed approximately 22,028 Mcf/d of natural gas and produced approximately 2,336 Bbls/d of NGLs.

        The Bakken gathering system also includes a fractionation facility that separates NGLs into propane, butane and natural gasoline. The fractionation facility has a current capacity to fractionate approximately 6,500 Bbls/d of NGLs. For the year ended December 31, 2007, the facility fractionated an average of approximately 3,397 Bbls/d to produce approximately 1,205 Bbls/d of propane, approximately 929 Bbls/d of butane and approximately 118 Bbls/d of natural gasoline. In the third quarter of 2007, we completed the expansion of our NGL fractionation facilities at our Bakken processing plant to fractionate expected increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        Natural Gas Supply.    As of December 31, 2007, 273 wells were connected to our Bakken gathering system. These wells, which are located in the Williston Basin of Montana, primarily produce crude oil from the Bakken formation. The associated natural gas produced from these wells flows through our Bakken gathering system. The primary suppliers of natural gas to the Bakken gathering system are Enerplus Resources (USA) Corporation, CLR and ConocoPhillips Company, which represented approximately 50.0%, 36.9% and 12.4%, respectively, of the Bakken gathering system's natural gas supply for the year ended December 31, 2007.

        Substantially all of the natural gas supplied to the Bakken gathering system is dedicated to us under three individually negotiated percentage-of-proceeds contracts. Two of these contracts have an initial term of ten years and one is for the life of the lease. Under these contracts, natural gas is purchased at the wellhead from the producers. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our processing operations is sold at the tailgate of the Bakken processing plant on the Williston Basin Intrastate Pipeline to intrastate markets. Depending on prevailing market prices at each delivery point, we either sell our NGLs produced by our fractionation facility to SemStream, L.P. at the tailgate of the plant or transport the same NGLs through our pipeline to a rail terminal and then sell to SemStream, L.P.

        Our primary purchasers of residue gas and NGLs on the Bakken gathering system were SemStream, L.P. and Montana-Dakota Utilities Co, which represented approximately 54.3%, and 38.0% respectively, of the revenues from such sales for the year ended December 31, 2007.

Worland Gathering System

        General.    The Worland gathering system is located in central Wyoming and consists of approximately 153 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Worland processing plant, a natural gas treating facility and a fractionation facility. The gathering system has a capacity of approximately 8,000 Mcf/d, and average throughput was approximately 2,649 Mcf/d for the year ended December 31, 2007. There are six gas compressor stations located within the gathering system, comprised of eleven units. The plant and compressor stations have a total of nearly 5,500 horsepower installed.

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

        The Worland processing plant processes natural gas that flows through the Worland gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipeline quality specifications. The plant has processing capacity of approximately 8,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 2,649 Mcf/d of natural gas and produced approximately 153 Bbls/d of NGLs.

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

        The Worland gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. The fractionation facility has a capacity to fractionate approximately 650 Bbls/d of NGLs. For the year ended December 31, 2007, the facility fractionated an average of approximately 257 Bbls/d to produce approximately 58 Bbls/d of propane and approximately 64 Bbls/d of a mixture of butane and natural gasoline.

        Natural Gas Supply.    As of December 31, 2007, 95 wells were connected to our Worland gathering system. These wells are located in the Bighorn Basin of central Wyoming and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Worland gathering system are CLR and Saga Petroleum, LLC., which represented approximately 55.1% and 36.9%, respectively, of the Worland gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Worland gathering system is generally dedicated to us under individually negotiated long-term contracts. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under percentage-of-index contracts and fixed-fee contracts. For the year ended December 31, 2007, approximately 93.9% and 6.1% of our total wellhead volumes at the Worland gathering system was derived from percentage-of-index contracts and fixed-fee contracts, respectively. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

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

        Our primary purchasers of residue gas and NGLs on the Worland gathering system were Rainbow Gas Company, a Kinder Morgan Energy Partners, L.P. subsidiary and CLR, which represented approximately 42.6%, 41.0% and 16.4%, respectively, of revenues from such sales on the Worland gathering system for the year ended December 31, 2007.

Badlands Gathering System and Air Compression and Water Injection Facilities

        General.    The Badlands gathering system is located in southwestern North Dakota and consists of approximately 214 miles of natural gas gathering pipelines, ranging from two inches to twelve inches in diameter, the Badlands processing plant, a natural gas treating facility, a fractionation facility and five gas compressor stations. The total horsepower for the system was approximately 17,975 at December 31, 2007. The gathering system has a capacity of approximately 46,000 Mcf/d, and average throughput was approximately 7,113 Mcf/d for the year ended December 31, 2007.

        In order to fulfill our obligations under an agreement with CLR to gather, treat and process additional natural gas, produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract, we expanded our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. We completed the expansion of our Badlands gathering system, the associated field gathering infrastructure and processing plant, which included the completion of our 40,000 Mcf/d nitrogen rejection plant during the third quarter of 2007. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities increased significantly.

        We completed construction and commenced operation of the Badlands gathering system, including the original Badlands processing plant, in 1997. The Badlands processing plant processes natural gas that flows through the Badlands gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipelines quality specifications. The plant has processing capacity of approximately 40,000 Mcf/d. During the year ended December 31, 2007, the facility processed approximately 7,113 Mcf/d of natural gas and produced approximately 459 Bbls/d of NGLs. Average throughput since the start up of the expanded field gathering infrastructure, processing plant and nitrogen rejection plant from August 20, 2007 through the end of the year was approximately 15,988 Mcf/d of natural gas, which produced approximately 770 Bbls/d of NGLs.

        The Badlands gathering system includes a natural gas treating facility that uses a solid chemical to remove hydrogen sulfide from natural gas that is gathered into our system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The Badlands treating facility has throughput capacity of 40,000 Mcf/d.

        The Badlands gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. At December 31, 2007, the fractionation facility had a capacity to fractionate approximately 4,000 Bbls/d of NGLs. For the year ended December 31, 2007, the facility fractionated an average of approximately 459 Bbls/d to produce approximately 215 Bbls/d of propane and approximately 173 Bbls/d of a mixture of butane and natural gasoline.

        Natural Gas Supply.    As of December 31, 2007, 163 wells were connected to our Badlands gathering system. These wells are located in the Williston Basin of southwestern North Dakota and northwestern South Dakota and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Badlands gathering system are CLR and Luff Exploration Company, which represented approximately 83.8% and 10.2%, respectively, of the Badlands gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas supplied to the Badlands gathering system is generally dedicated to us under individually negotiated long-term contracts. Our new agreement with CLR has an initial term of 15 years. Under this agreement, we receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36.0 Bcf of natural gas gathered. Depending on the level of carbon dioxide, the contract allows us to charge a treating fee ranging from $0.093 to $0.193 per Mcf treated. This agreement replaces our existing agreement with CLR in the area as the new plant became operational. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the producers. For these other agreements, natural gas is purchased at the wellhead from the producers under percentage-of-proceeds arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Air Compression and Water Injection Facilities    We believe that our Badlands gathering system is strategically located in an area where secondary recovery operations may provide us with additional natural gas supplies. In order to enhance the production of natural gas that flows through our Badlands gathering system, we currently provide air compression and water injection services to CLR at our Cedar Hills compression facility, our Horse Creek compression facility and our water injection plant, all of which are located in North Dakota in close proximity to our Badlands gathering system.

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our processing operations is sold at the tailgate of the Badlands processing plant to CLR for their secondary recovery operations or Williston Basin Pipeline Company. We sell the propane produced by our fractionation facility at the tailgate of the plant to SemStream, L.P. The remaining NGL products are either sold to SemStream, L.P. at the tailgate of the plant, or the NGL products are trucked to the Bakken fractionation facility for further fractionation, and then sold to SemStream, L.P.

        Our primary purchasers of the residue gas and NGLs from the Badlands gathering system were SemStream, L.P. and CLR, which represented approximately 86.7% and 13.3%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Matli Gathering System

        General.    The Matli Gathering System is located in central Oklahoma and consists of approximately 54 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Matli processing plant, and a natural gas treating facility and two gas compressor stations, all totaling approximately 7,300 horsepower. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 13,382 Mcf/d for the year ended December 31, 2007.

        We commenced operation of the Matli gathering system in 1999. During the fourth quarter of 2006, we completed the construction of a 25,000 Mcf/d natural gas processing facility along our existing gas gathering system, which replaced our 10,000 Mcf/d processing facility we had constructed in 2003. The Matli processing plant processes natural gas on the Matli gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed in order to meet pipeline quality specifications, but is relatively lean gas. The current plant has processing capacity of approximately 25,000 Mcf/d. During the year ended December 31, 2007, the facilities processed approximately 13,382 Mcf/d of natural gas and produced approximately 291 Bbls/d of NGLs. The old 10,000 Mcf/d natural gas processing facility is currently idle.

        The Matli gathering system includes a natural gas treating facility that uses a liquid chemical to remove hydrogen sulfide from natural gas that is gathered into our system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The throughput capacity on our Matli treating facility is approximately 20,000 Mcf/d. During the year ended December 31, 2007, the facility treated approximately 7,075 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2007, 50 wells were connected to our Matli gathering system. These wells are located in the Anadarko Basin of central Oklahoma and generally have long lives with predictable and steady flow rates. The primary suppliers of natural gas to the Matli gathering system are CLR and Range Resources Corporation, which represented approximately 57.4% and 25.9%, respectively, of the Matli gathering system's natural gas supply for the year ended December 31, 2007.

        The Matli gathering system is located in an active drilling area. The natural gas supplied to the Matli gathering system is generally dedicated to us under individually negotiated long-term contracts. The initial term of such agreements is generally five years with two years remaining on most of the contracts. Following the initial term, these contracts usually continue on a year-to-year basis, unless terminated by one of the parties. Natural gas is purchased at the wellhead from the producers under fixed fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas resulting from our processing operations is sold at the tailgate of the plant on the Oklahoma Gas Transportation intrastate pipeline. As part of our expansion project completed in late 2006, we converted an existing natural gas pipeline into a NGL pipeline and now transport NGLs to the ONEOK Hydrocarbon Medford facility.

        Our primary purchasers of residue gas and NGLs on the Matli gathering system were OGE Energy Resources, Chevron Natural Gas and ONEOK Hydrocarbon, LP, which represented approximately 55.2%, 19.2% and 15.1%, respectively, of the revenues from such sales for the year ended December 31, 2007.

Kinta Area Gathering Systems

        General.    The Kinta Area gathering systems, which we acquired from Enogex Gas Gathering, L.L.C. on May 1, 2006, are located in eastern Oklahoma and consist of five separate natural gas gathering systems with 588 miles of natural gas gathering pipelines ranging from four inches to twelve inches in diameter, 25 gas compressor units and one electric compressor unit capable of an aggregate of approximately 40,000 horsepower. An increasing portion of the natural gas supplied to the Kinta Area gathering systems has high carbon dioxide content; consequently, during the first quarter of 2007, we installed four 10,000 Mcf/d capacity amine-treating facilities on two of the five sub systems to remove excess carbon dioxide levels from the gas gathered by these gathering systems. The gathering system has a capacity of approximately 180,000 Mcf/d, and average throughput was 132,550 Mcf/d for the year ended December 31, 2007. Our operations include gathering, dehydration, compression and treating of the natural gas supplied to the Kinta Area gathering systems and the redelivery of the compressed natural gas for a fixed fee. We completed the installation of additional compression facilities to increase the capacity by approximately 5,000 Mcf/d on these gathering systems in the fourth quarter of 2007.

        Natural Gas Supply.    As of December 31, 2007, approximately 711 wells were connected to our Kinta Area gathering systems. These wells, which are located in the Arkoma Basin of eastern Oklahoma, primarily produce natural gas from the Atoka, Cromwell, Booch, Hartshorne, Spiro, Fanshaw and Red Oak formations. The natural gas produced from these wells flows through our Kinta Area gathering systems. The primary suppliers of natural gas to this gathering system are BP America Production Company, Chesapeake Energy Marketing, Inc. and Chevron North America Exploration and Production Co., which represented approximately 49.1%, 12.9% and 6.2%, respectively, of the Kinta Area gathering system's natural gas supply for the year ended December 31, 2007.

        The Kinta Area gathering systems are located in an active drilling area. We believe that a high level of exploration and development activity in the area, including the Woodford Shale play to the west of the existing system, will continue and that many of the producers drilling in the area will choose to use our midstream natural gas services due to our excess capacity in this system and limited competitive alternatives. The natural gas supplied to the Kinta Area gathering systems is generally dedicated under individually negotiated term contracts. The initial term of such agreements is generally three years.

        The natural gas purchased at the wellhead from the producers is under fixed-fee contract arrangements. The natural gas gathered in which we do not take title to the gas is also under fixed-fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale and Delivery of Natural Gas.    The residue gas derived from our Kinta Area gathering system is either sold or delivered at the tailgate of the gathering system on the Enogex, Inc. pipeline to intrastate markets and on the Centerpoint Energy Gas Transmission pipeline to interstate markets. We sell our purchased residue gas and deliver the residue gas we gather for third parties.

        Our primary purchasers of residue gas on the Kinta Area gathering system were BP Energy Company, Tenaska Marketing Ventures and ConocoPhillips Company, which represented approximately 21.4%, 21.1% and 8.4% respectively, of the revenues from such sales for the year ended December 31, 2007.

Woodford Shale Gathering System

        General.    The Woodford Shale gathering system is located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma, just to the west of our Kinta Area gathering systems. As of December 31, 2007 we had installed 29 miles of gathering pipelines and as of December 31, 2007, the gathering system had a capacity of approximately 25,000 Mcf/d. Our Woodford Shale gathering system has two compressor stations comprised of six units with approximately 8,000 horsepower installed.

        Initial production began on April 27, 2007 and from that date through December 31, 2007 throughput averaged approximately 8,313 Mcf/d of natural gas, which produced approximately 649 Bbls/d of NGLs. Our current operations provide only gathering and compression services. Once completed, the gathering infrastructure will consist of field gathering, compression and associated equipment, which will include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d.

        Natural Gas Supply.    As of December 31, 2007, 16 wells were connected to our Woodford Shale gathering system, which primarily produce natural gas from the Woodford shale formation. Presently, the supplier of natural gas to this gathering system is CLR, which provided all of the Woodford Shale gathering system's natural gas supply for the year ended December 31, 2007.

        The natural gas purchased at the wellhead from the producers is under fixed-fee contract arrangements. For a more complete discussion of natural gas purchase contracts, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our Woodford Shale gathering system is delivered at the tailgate of the gathering system to Enogex Gas Gathering, LLC for processing and NGL extraction. The residue gas is sold on Enogex, Inc. pipeline to intrastate markets. NGLs are sold at the tailgate of Enogex Gas Gathering, LLC's plant to Enogex Products Corporation.

        Our primary purchasers of residue gas and NGLs on the Woodford Shale gathering system were Enogex Products Corporation, Tenaska Marketing Ventures and United Energy Trading, LLC, which represented approximately 41.3%, 31.2% and 18.6%, respectively, of the revenues from such sales for the year ended December 31, 2007.

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

  •
  Stovall Gathering System.  Our Stovall gathering system is located in northern Mississippi and consists of approximately 8 miles of natural gas gathering pipeline and a compressor station.

  •
  Enid Pipeline System.  Our Enid pipeline system is located in northern Oklahoma and consists of approximately 5 miles of pipeline.

Compression Assets

        We completed construction of our Cedar Hills compression facility and acquired the Horse Creek compression facility in 2002. The Horse Creek compression facility is comprised of two units with an aggregate of approximately 5,300 horsepower. The Cedar Hills compression facility is comprised of ten units with an aggregate of approximately 40,000 horsepower. Our water injection plant has three pumps with a total of 900 horsepower.

        At the compression facilities, we compress air to pressures in excess of 4,000 pounds per square inch. At our water injection plant, water is produced from source wells located near the water plant site. Produced water is run through a filter system to remove impurities and is then cooled prior to being pumped to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of our facilities into pipelines owned by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. For a description of the services agreement we entered into with CLR in connection with our initial public offering, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Contracts—Compression Services Agreement."

Credit Risks

        Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. OGE Energy Resources, Inc., SemStream, L.P., ConocoPhillips, Inc. and Montana-Dakota Utilities Co. were our largest customers for the year ended December 31, 2007, accounting for approximately 19%, 19%, 12% and 11%, respectively, of our revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of December 31, 2007 is BP Energy Company.

Competition

        The natural gas gathering, treating, processing and marketing industries are highly competitive. We face strong competition in acquiring new natural gas supplies. Our competitors include other natural gas gatherers that gather, process and market natural gas. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer and the location of the gatherer's pipeline facilities—a competitive advantage for us because of our proximity to established and new production. We provide flexible services to natural gas producers, including natural gas gathering, compression, dehydrating, treating and processing. We believe our ability to furnish these services gives us an advantage in competing for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attract producers that require these services more quickly and at a lower initial capital cost due in part to the elimination of some field equipment. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that we offer treating and other processing services on competitive terms. In addition, with respect to natural gas customers attached to our pipeline systems, we provide natural gas supplies on a flexible basis.

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

        Many of our competitors have capital resources and control supplies of natural gas greater than ours. Our primary competitors on the Eagle Chief gathering system are Atlas Pipeline Partners, Mustang Fuel Corporation, and Duke Energy Field Services. Our primary competitor on the Bakken gathering system and the Badlands gathering system is Bear Paw Energy, and on the Matli gathering system, our competitor is Enogex, Inc. Our primary competitor on the Kinta Area gathering systems is CenterPoint Energy Field Services. Our primary competitors on the Woodford Shale gathering system are MarkWest Energy Partners, Enogex, Inc. and Copano Energy, L.L.C. We do not have a major competitor on the Worland gathering system.

Regulation

        Regulation by the FERC of Interstate Natural Gas Pipelines.    We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or the FERC, does not directly regulate any of our operations. However, the FERC's regulation influences certain aspects of our business and the market for our products. In general, the FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

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

        Regulation of Intrastate Natural Gas Transportation Pipelines.    We do not own any pipelines that provide intrastate natural gas transportation, so state regulation of pipeline transportation does not directly affect our operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of our business and the market for our products.

        Gathering Pipeline Regulation.    Section 1(b) of the Natural Gas Act, or NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of intrastate natural gas pipelines that we believe would meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction, were it determined that those intrastate lines should be classified as interstate lines. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts.

        In the states in which we operate, regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirement and complaint based rate regulation. For example, we are subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In certain circumstances, such laws will apply even to gatherers like us that do not provide third party, fee-based gathering service and may require us to provide such third party service at a regulated rate. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

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

        Sales of Natural Gas.    The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations. Some of the FERC's more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

        Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission, or the CFTC, also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas and NGLs, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

  •
  requiring the acquisition of permits or other approvals to conduct regulated activities;

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

        Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or waste products into the environment.

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our results of operations or financial condition, there is no assurance that this trend of compliance will continue in the future. Moreover, while we believe that the various environmental activities in which we are presently engaged will not affect our operational ability to gather, compress, treat and process natural gas or fractionate NGLs cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

        The following is a summary of the more significant existing environmental laws to which our business operations are subject and with which compliance may have a material adverse effect on our capital expenditures, earnings or competitive position.

        Air Emissions.    Our operations are subject to the federal Clean Air Act, as amended and comparable state laws. These laws regulate emissions of air pollutants from various industrial sources, including our processing and treatment plants, fractionation facilities and compressor stations, and also impose various monitoring and reporting requirements. Such laws may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies.

        Hazardous Waste.    Our operations generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. While RCRA currently excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate wastes that are subject to RCRA or comparable state law requirements.

        Site Remediation.    The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA's definition of "hazardous substance," in the course of our ordinary operations we will generate wastes that may fall within the definition of a "hazardous substance." CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

        We currently own or lease, and in the past have owned or leased, properties that have been used for natural gas and NGL gathering, treating, processing, and fractionating activities for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes or remediate contaminated property.

        Water Discharges.    Our operations are subject to the Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws. These laws impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited by the U.S. Environmental Protection Agency, or EPA, or analogous state agencies. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from our pipelines or facilities could result in administrative civil and criminal penalties as well as significant remedial obligations.

        Global Warming and Climate Control.    In response to recent studies suggesting that emissions of certain gases, referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a "cap and trade" scheme of regulation of greenhouse gas emissions—a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. Debate and a possible vote on this bill by the full Senate are anticipated to occur before mid-year 2008. In addition, at least one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of fuels (e.g., natural gas or NGLs) we produce.

        Also, as a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, and certain provisions of the Clean Air Act, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule is unsettled as the agency reviews its mandates under the Energy Independence and Security Act of 2007, which includes expanding the use of renewable fuels and raising the corporate average fuel economy standards. The Court's holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain CAA programs. New federal or state laws requiring adoption of a stringent greenhouse gas control program or imposing restrictions on emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for our services.

        Pipeline Safety.    Our pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our natural gas pipeline operations are in substantial compliance with applicable NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs that, at this time, cannot reasonably be quantified.

        The DOT, through the Office of Pipeline Safety, adopted regulations to implement the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which requires pipeline operators to, among other things, develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect "high consequence areas." "High consequence areas" are defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. States in which we operate have adopted similar regulations applicable to intrastate gathering and transmission lines. Our pipeline systems are largely excluded from these regulations and are not generally situated within areas that would be designated "high consequence."Therefore, compliance with these regulations has not had a significant impact on our operations.

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

        Hydrogen Sulfide.    Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans, and exposure can result in death. The gas handled at our Worland gathering system contains high levels of hydrogen sulfide, and we employ numerous safety precautions at the system to ensure the safety of our employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in substantial compliance with all such requirements.

        Anti-Terrorism Measures.    The federal Department of Homeland Security Appropriations Act of 2007 required the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rule that established chemicals of interest and their respective threshold quantities that will trigger compliance with the interim rule. Facilities possessing greater than threshold levels of these chemicals of interest were required to prepare and submit to the DHS in January 2008 initial screening surveys that the agency would use to determine whether the facilities presented a high level of security risk. Covered facilities that are determined by DHS to pose a high level of security risk will be notified by DHS and will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information. In January 2008, we prepared and submitted to the DHS initial screening surveys for certain facilities operated by us that possess regulated chemicals of interest in excess of the Appendix A threshold levels. Because we are currently awaiting a response from DHS on the extent to which some or all of our surveyed facilities may be determined to present a high level of security risk, the associated costs for complying with this interim rule has not been determined by us, and it is possible that such costs ultimately could be substantial.

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

        We lease the majority of the surface land on which our gathering systems operate. With respect to our Eagle Chief gathering system, we lease the surface land on which the Eagle Chief processing plant, three of the four compressor stations, a produced water dumping station and the three pumping stations are located. With respect to our Bakken gathering system, we own the land on which the processing plant is located and the land on which the compressor stations are located. In our Worland gathering system, we lease the surface land on which the Worland processing plant and the compressor stations are located. With respect to our Badlands gathering system, we own the land on which the Badlands processing plant is located and we lease the land on which the four compressor sites are located. We lease the surface lands on which our Matli processing plant and compressor station are located and we lease the surface lands on which most of our Kinta Area compressors are located. At our Woodford Shale gathering system, we own the land on which one compressor station is located and lease the surface land on a second compressor station location.

        We believe that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by our affiliates until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that are not obtained prior to transfer. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use in the operation of our business.

        We believe that we either own in fee or have leases, easements, rights-of-way or licenses and have obtained the necessary consents, permits and franchise ordinances to conduct our operations in all material respects.

Office Facilities

        In addition to our pipelines and processing facility discussed above, we occupy approximately 12,358 square feet of space at our executive offices in Enid, Oklahoma, under leases expiring through August 31, 2009. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

        We have no employees. Prior to September 25, 2006, employees of our general partner, Hiland Partners GP, LLC, provided services to us. In connection with the initial public offering of Hiland Holdings, LP, all of the employees of our general partner became employees of the general partner of Hiland Holdings, LP, Hiland Partners GP Holdings, LLC. As of December 31, 2007, Hiland Partners GP Holdings, LLC had 108 full-time employees who provide services to us. We are not a party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe we have good relations with the employees of Hiland Partners GP Holdings, LLC.

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

Risks Related to Our Business

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's fees and expenses to enable us to pay distributions at the current level.

        We may not have sufficient available cash each quarter to pay distributions at the current level. Under the terms of our partnership agreement, we must pay our general partner's fees and expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

  •
  prevailing economic conditions; and

  •
  the amount, if any, of cash reserves established by our general partner's board of directors in its sole discretion for the proper conduct of our business.

A decrease in our cash flow will reduce the amount of cash we have available for distribution to our unitholders or to service our debt.

        You should be aware that the amount of cash we have available for distribution or to service our debt depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may have cash available for distributions or debt service during periods when we record losses and may not have cash available for distributions or debt service during periods when we record net income.

A significant decrease in natural gas production in our areas of operation would reduce our ability to make distributions to our unitholders or to service our debt.

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

If we fail to obtain new sources of natural gas supply, our revenues and cash flow may be adversely affected and our ability to make distributions to our unitholders or service our debt.

        We may not be able to obtain additional contracts for natural gas supplies. We face competition in acquiring new natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Our major competitors for natural gas supplies and markets include (1) Atlas Pipeline Partners, Mustang Fuel Corporation and Duke Energy Field Services, LLC at our Eagle Chief gathering system, (2) Enogex, Inc. at our Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at our Badlands and Bakken gathering systems, (4) CenterPoint Energy Field Services at the Kinta Area gathering system and (5) MarkWest Energy Partners and Enogex, Inc. at the Woodford Shale gathering system. Many of our competitors have greater financial resources than we do, which may better enable them to pursue additional gathering and processing opportunities than us.

We depend on certain key producers for a significant portion of our supply of natural gas, and the loss of any of these key producers could reduce our supply of natural gas and adversely affect our financial results.

        For the year ended December 31, 2007, CLR, Chesapeake Energy Corporation and Enerplus Resources (USA) Corporation supplied us with approximately 37%, 21% and 12%, respectively, of our total natural gas volumes purchased. BP America Production Company and Chesapeake Energy Corporation supplied us with approximately 48% and 14%, respectively, of our natural gas volumes gathered. Each of our natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply us as a result of competition or otherwise, we would be adversely affected unless we were able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

If we do not make acquisitions on economically acceptable terms, our future growth may be limited.

        Our ability to grow depends in part on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to increase distributions may be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

        Any acquisition involves potential risks, including, among other things:

  •
  mistaken assumptions about revenues and costs, including synergies;

  •
  an inability to integrate successfully the businesses we acquire;

  •
  the assumption of unknown liabilities;

  •
  limitations on rights to indemnity from the seller;

  •
  the diversion of management's attention from other business concerns;

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

We are exposed to the credit risks of our key customers, and any material nonpayment or nonperformance by our key customers could reduce our ability to make distributions to our unitholders or to service our debt.

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

Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders or to service our debt.

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

        Our gathering facilities are exempt from FERC regulation under the NGA, but FERC jurisdiction still affects our business and the market for our products. FERC's policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission service and federally unregulated gathering services is the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts.

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

        Our operations are subject to stringent and complex federal, state and local environmental laws and regulations governing the discharge of substances into the environment and environmental protection. These laws and regulations require us to acquire permits to conduct regulated activities, to incur capital expenditures to limit or prevent releases of substances from our facilities, and to respond to liabilities for pollution resulting from our operations. Governmental authorities enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

        There is inherent risk of incurring significant environmental costs and liabilities in our business due to our handling of natural gas, NGLs and wastes, the release of water discharges or air emissions related to our operations, and historical industry operations and waste disposal practices conducted by us or predecessors operators. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

If we are unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then we may be unable to fully execute our growth strategy and our cash flows could be adversely affected.

        The construction of additions to our existing gathering assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, our cash flows could be adversely affected.

If we fail to renew any of our significant contracts as they expire under the terms of the particular agreement, our revenues and cash flow may be adversely affected and our ability to make distributions to our unitholders or service our debt may be reduced.

        If we fail to renew any of our significant natural gas sales contracts, NGL sales arrangements, hedging contracts, natural gas purchase and gathering contracts or our compression services agreement as they expire under the terms of the particular agreement, we would be adversely affected unless we were able to replace such contract with a contract containing similar terms. For example, our compression services agreement with CLR has an initial term ending January 28, 2009 and will thereafter automatically renew for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term. If CLR elects to terminate the agreement and we fail to renew the agreement with CLR, we would be adversely affected unless we were able to provide air and water compression services to other parties in the area where our air and compression facilities are located.

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

        Our credit facility contains various covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates, make distributions to our unitholders and capitalize on acquisition or other business opportunities. It also contains covenants requiring us to maintain certain financial ratios and tests. We are prohibited from making any distribution to unitholders if such distribution would cause a default or an event of default under our credit facility. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. At December 31, 2007, our outstanding long-term indebtedness was approximately $221.1 million under our senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on our units.

Due to our lack of asset diversification, adverse developments in our midstream operations would reduce our ability to make distributions to our unitholders or to service our debt.

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

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity to make acquisitions, reduce debt or finance internal growth projects.

        If the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or finance internal growth projects.

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

  •
  Harold Hamm controls CLR; neither our partnership agreement nor any other agreement requires CLR to pursue a business strategy that favors us;

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

        Unitholders have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future.

        Unitholders' voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, the partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Our general partner determines the cost reimbursement and fees payable to it from us; such payments may be substantial and could reduce our cash available for distribution to you.

        Prior to making any distributions on our common units, we will reimburse our general partner for expenses it incurs on our behalf. Payments to our general partner may be substantial and will reduce the amount of available cash for distribution to unitholders. We will reimburse our general partner for the provision by it and its affiliates of various general and administrative services for our benefit, including the salaries and costs of employee benefits for employees of the general partner and its affiliates that provide services to us. Our general partner determines the amount of expenses allocable to us. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner.

Our partnership agreement limits our general partner's fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

  •
  provides that our general partner is entitled to make other decisions in "good faith" if it reasonably believes that the decision is in our best interests;

  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person's conduct was criminal.

        In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Harold Hamm and CLR may engage in limited competition with us.

        Harold Hamm and CLR and their affiliates may engage in limited competition with us. Pursuant to the omnibus agreement entered into in connection with our initial public offering, Harold Hamm has agreed that neither he nor any of his affiliates (including CLR) will engage in, whether by acquisition, construction, investment in debt or equity interests of any person or otherwise, the business of gathering, treating, processing and transportation of natural gas in North America, the transportation and fractionation of NGLs in North America, and constructing, buying or selling any assets related to the foregoing businesses. This restriction does not apply to:

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

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner. Furthermore, if the unitholders were dissatisfied with the performance of our general partner, they would have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

        The unitholders are unable initially to remove the general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of March 7, 2008, affiliates of the general partner owned 57.7% of the limited partner units outstanding. Also, if the general partner is removed without cause during the subordination period and units held by the general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholder's dissatisfaction with the general partner's performance in managing our partnership would most likely result in the termination of the subordination period.

        Furthermore, unitholders' voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of the general partner's general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

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

  •
  the issuance of common units upon the exercise of the underwriters' over-allotment option;

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

  •
  our unitholders' proportionate ownership interest in us may decrease;

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

Our general partner's discretion in determining the level of cash reserves may reduce the amount of available cash for distribution to you.

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

All of the membership interests in our general partner and all of the common and subordinated units in us that are owned by Hiland Holdings are pledged as security under Hiland Holdings' credit facility. Upon an event of default under Hiland Holdings' credit facility, a change in ownership or control of us could ultimately result.

        The 100% membership interest in our general partner and the 1,301,471 common units and 4,080,000 subordinated units in us that are owned by Hiland Holdings are pledged under Hiland Holdings' credit facility. Hiland Holdings' credit facility contains customary and other events of default. Upon an event of default, the lenders under Hiland Holdings' credit facility could foreclose on Hiland

Holdings' assets, which could ultimately result in a change in control of our general partner and a change in the ownership of our units held by Hiland Holdings.

Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 7, 2008, affiliates of our general partner owned approximately 24.9% of the common units and, at the end of the subordination period, assuming no additional issuances of common units, affiliates of our general partner will own approximately 57.7% of the common units.

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

        A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if:

  •
  a court or government agency determined that we were conducting business in a state but had not complied with that particular state's partnership statute; or

  •
  your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If we were to be treated as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution to you.

        The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

        Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress recently began considering substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

        We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Tax gain or loss on the disposition of our common units could be more or less than expected.

        If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of nonrecourse liabilities if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and such non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the Internal Revenue Service, or IRS, were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of the common units.

        When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

        In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently do business or own property in various states, most of which impose a tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose similar income taxes. It is your responsibility to file all United States federal, foreign, state and local tax returns.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our limited partner common units began trading on the Nasdaq National Market under the symbol "HLND" commencing with our initial public offering on February 10, 2005 at an initial public offering price of $22.50 per common unit. As of March 7, 2008, the market price for the common units was $47.00 per unit and there were approximately 3,900 common unitholders, including beneficial owners of common units held in street name, and one record holder of our subordinated units. There is no established public trading market for our subordinated units. We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility."

        The following table shows the high and low prices per common unit, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown were paid within 45 days after the end of each quarter.

	Common Unit Price Ranges
			Cash Distribution Paid Per Unit(a)
	High	Low
Year Ended December 31, 2007
Quarter Ended December 31	$53.00	$41.60	$0.7950
Quarter Ended September 30	$60.50	$46.02	$0.7550
Quarter Ended June 30	$61.75	$52.05	$0.7325
Quarter Ended March 31	$58.49	$52.54	$0.7125
Year Ended December 31, 2006
Quarter Ended December 31	$56.86	$44.00	$0.7125
Quarter Ended September 30	$47.33	$42.00	$0.7000
Quarter Ended June 30	$46.58	$41.21	$0.6750
Quarter Ended March 31	$43.95	$36.84	$0.6500

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

        Upon the closing of our initial public offering, affiliates of Harold Hamm, the Hamm Trusts and an affiliate of Randy Moeder, our past Chief Executive Officer, received an aggregate of 4,080,000 subordinated units. The subordinated units were contributed to Hiland Holdings GP, LP, a publicly owned limited partnership on the date of its initial public offering, September 25, 2006. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the "adjusted operating surplus" (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before March 31, 2010.

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

        Our general partner, Hiland Partners GP, LLC, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds the specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	Up to $0.495	98%	2%
Second Target Distribution	Above $0.495 up to $0.5625	85%	15%
Third Target Distribution	Above $0.5625 up to $0.675	75%	25%
Thereafter	Above $0.675	50%	50%

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Note 1 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2007.

Item 6.    Selected Historical Financial and Operating Data

        The following table sets forth selected historical financial and operating data of Hiland Partners, LP and our predecessor, Continental Gas, Inc. ("CGI") as of and for the periods indicated. The selected historical financial data as of, and for the years ended December 31, 2007, 2006 and 2005 are derived from the audited financial statements of Hiland Partners, LP. The selected historical financial data for the years ended December 31, 2004 and 2003 are derived from the audited financial statements of CGI.

        The following table includes the non-GAAP financial measures of (1) EBITDA and (2) total segment margin, which consists of midstream segment margin and compression segment margin. We define EBITDA as net income plus interest expense, provision for income taxes and depreciation, amortization and accretion expense. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and costs of crude oil purchased by us from third parties. We define compression segment margin as the lease payments received under our compression facilities lease agreement with CLR which was restructured as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Items Impacting Comparability of Our Financial Results—Restructuring of Compression Facilities Lease." For a reconciliation of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please refer to the reconciliation following the table below.

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

        The following table sets forth our selected historical financial data, which has been derived from our audited historical financial statements. The table should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Hiland Partners, LP			Predecessor Continental Gas, Inc.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per unit and operating data)
Summary of Operations Data:
Total revenues	$278,043	$219,686	$166,601	$98,296	$76,018
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	156,193	133,089	82,532	67,002
Operations and maintenance	23,279	16,071	7,359	4,933	3,714
Depreciation, amortization and accretion	29,855	22,130	11,112	4,127	3,304
Property impairment expense	—	—	—	—	1,535
(Gain) loss on asset sales	—	—	—	(19)	34
General and administrative	7,587	4,994	2,470	1,082	770

Total operating costs and expenses	255,933	199,388	154,030	92,655	76,359

Operating income	22,110	20,298	12,571	5,641	(341)
Other income (expense):
Interest expense	(11,346)	(5,532)	(1,942)	(702)	(473)
Amortization of deferred loan costs	(410)	(407)	(484)	(102)	(24)
Interest income and other	430	323	192	40	10

Total other income (expense)	(11,326)	(5,616)	(2,234)	(764)	(487)

Income (loss) from continuing operations	10,784	14,682	10,337	4,877	(828)
Discontinued operations, net	—	—	—	35	246

Income (loss) before change in accounting principle	10,784	14,682	10,337	4,912	(582)
Cumulatve effect of change in accounting principle	—	—	—	—	1,554

Net income	$10,784	$14,682	$10,337	$4,912	$972

Less income attributable to predecessor	—	—	493
Less general partner interest in net income	4,526	2,409	464

Limited partners' interest in net income	$6,258	$12,273	$9,380

Net income per limited partner unit—basic(1)	$0.67	$1.37	$1.33

Net income per limited partner unit—diluted(1)	$0.67	$1.36	$1.32

Cash distributions per limited partner unit(2)	$3.00	$2.74	$1.83

Balance Sheet Data (at end of period):
Property and equipment, at cost, net	$319,320	$252,801	$120,715	$37,075	$38,425
Total assets	410,473	343,816	193,969	49,175	47,840
Accounts payable—affiliates	7,880	4,412	6,122	2,998	2,814
Long-term debt, net of current maturities	226,104	147,064	33,784	12,643	14,571
Net equity	139,167	167,746	138,589	24,510	21,739

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$40,702	$39,580	$8,122	$7,957	$4,464
Investing activities	(83,408)	(158,426)	(74,888)	(5,290)	(17,286)
Financing activities	42,817	123,045	72,736	(2,946)	13,212
Other Financial Data:
Midstream segment margin	$78,012	$58,674	$29,295	$15,764	$9,016
Compression segment margin	4,819	4,819	4,217	—	—

Total segment margin	$82,831	$63,493	$33,512	$15,764	$9,016

EBITDA(3)	$52,395	$42,751	$23,875	$9,843	$4,773

Non cash realized (gain) loss on derivatives	$(373)	$(113)	$—	$—	$—
Non cash unit based compensation expense	$951	$473	$—	$—	$—
Maintenance capital expenditures	$3,423	$3,434	$2,225	$1,693	$1,769
Expansion capital expenditures	87,530	155,103	72,723	3,474	14,900
Discontinued operations	—	—	—	159	745

Total capital expenditures	$90,953	$158,537	$74,948	$5,326	$17,414

Operating Data:
Inlet natural gas (MCF/d)(4)	215,551	157,556	57,545	50,283	47,633
Natural gas sales (MMBTU/d)	80,731	66,947	47,096	40,560	37,701
NGL sales (Bbls/d)	4,696	3,347	1,965	1,133	895
Natural gas gathered (MMBtu/d)	123,008	85,540	—	—	—

(1)
Net income per unit is not applicable for periods prior to our initial public offering.

(2)
Includes our cash distributions of $0.795 per unit paid on February 14, 2008 for 2007, $0.7125 per unit paid on February 14, 2007 for 2006 and $0.625 per unit paid on February 14, 2006 for 2005.

(3)
EBITDA has not been (a) increased for the impact of the $1.5 million non-cash impairment charge for the year ended December 31, 2003 or (b) decreased for the $1.6 million cumulative effect of accounting change for the year ended December 31, 2003.

(4)
Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets we acquired on May 1, 2006, in which we do not take title to the gas.

Reconciliation of Non-GAAP Financial Measures

        The following table presents a reconciliation of the non-GAAP financial measures of (1) EBITDA to the GAAP financial measure of net income and (2) total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income, in each case, on a historical basis for each of the periods indicated.

	Hiland Partners, LP			Predecessor Continental Gas, Inc.
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Reconciliation of EBITDA to Net Income:
Net income	$10,784	$14,682	$10,337	$4,912	$972
Add:
Depreciation, amortization and accretion	29,855	22,130	11,112	4,127	3,304
Amortization of deferred loan costs	410	407	484	102	24
Interest expense	11,346	5,532	1,942	702	473

EBITDA(1)	$52,395	$42,751	$23,875	$9,843	$4,773

Reconciliation of Total Segment Margin to
Operating Income (Loss):
Operating income (loss)	$22,110	$20,298	$12,571	$5,641	$(341)
Add:
Operations and maintenance expenses	23,279	16,071	7,359	4,933	3,714
Depreciation, amortization and accretion	29,855	22,130	11,112	4,127	3,304
Property impairment expense	—	—	—	—	1,535
(Gain) loss on asset sales	—	—	—	(19)	34
General and administrative expenses	7,587	4,994	2,470	1,082	770

Total segment margin	$82,831	$63,493	$33,512	$15,764	$9,016

(1)
EBITDA has not been (a) increased for the impact of the $1.5 million non-cash impairment charge for the year ended December 31, 2003 or (b) decreased for the $1.6 million cumulative effect of accounting change for the year ended December 31, 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

        We are a Delaware limited partnership formed in October 2004 to own and operate the assets that have historically been owned and operated by CGI and Hiland Partners, LLC.

        CGI historically owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland and Bakken gathering systems and the Kinta Area gathering systems we acquired on May 1, 2006. Hiland Partners, LLC historically has owned our Worland gathering system, our compression services assets and the Bakken gathering system. CGI is our predecessor for accounting purposes. As a result, our historical financial statements for periods prior to February 15, 2005, the date of our initial public offering, are the financial statements of CGI.

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

        We completed our initial public offering of 2,300,000 common units on February 15, 2005, receiving net proceeds of $48.1 million. The proceeds from the public offering were used to (1) pay remaining offering costs of $2.2 million and deferred debt issuance costs of $0.6 million, (2) pay outstanding indebtedness of $22.9 million, (3) redeem $6.3 million of common units from an affiliate of Harold Hamm and the Hamm Trusts, and (4) make a $3.9 million distribution to the previous owners of Hiland Partners, LLC. We retained $12.2 million of the net proceeds to replenish working capital.

        Effective September 1, 2005, we consummated the Bakken acquisition pursuant to which we acquired the outstanding membership interests in Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. Hiland Partners, LLC's principal asset is the Bakken gathering system located in eastern Montana.

        We completed a follow-on offering of 1,630,000 common units on November 21, 2005, receiving net proceeds of $66.1 million including our general partner's contribution of $1.4 million. We used $65.2 million of the proceeds from the public offering to repay a portion of our credit facility borrowings that we had previously used to fund the Bakken acquisition.

        On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance of 761,714 common units at $45.03 per unit to Hiland Partners GP, LLC, our general partner, and from its 2% general partner contribution.

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

        We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

  •
  Midstream Segment, which is engaged in gathering and processing of natural gas primarily in the Mid-Continent and Rocky Mountain regions. Within this segment, we also provide certain related services for compression, dehydrating, and treating of natural gas and the fractionation of NGLs. The midstream segment generated 94.2%, 92.4% and 87.4% of our total segment margin for the years ended December 31, 2007, 2006 and 2005, respectively.

  •
  Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.8%, 7.6% and 12.6% of our total segment margin for the years ended December 31, 2007, 2006 and 2005, respectively. We had no compression segment prior to February 15, 2005.

        Our midstream assets consist of 14 natural gas gathering systems with approximately 2,024 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three

NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

        With respect to our midstream segment, we define midstream segment margin as our midstream revenue minus midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the cost of natural gas, condensate and NGLs purchased by us from third parties and the cost for the transportation and fractionation of NGLs by third parties. Our midstream segment margin is impacted by our midstream contract portfolio, which is described in more detail below.

        With respect to our compression segment, following the restructuring of our lease arrangement to become a service arrangement in connection with our initial public offering as described in "—Items Impacting Comparability of Our Financial Results," our compression segment margin equals the fee we earn under our Compression Services Agreement with CLR for providing air compression and water injection services. The fee that we earn under this agreement is fixed so long as our facilities meet specified availability requirements, regardless of CLR's utilization. As a result, our compression segment margin is dependent on our ability to meet their utilization levels. For a discussion of this agreement, please read "—Our Contracts—Compression Services Agreement."

        Total segment margin is a Non-GAAP performance measure. For a reconciliation of Total Segment Margin to the most comparable GAAP financial measure, please see "Item 6. Selected Historical Financial and Operating Data."

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

        Our general and administrative expenses have increased as a result of our becoming a public company, combined with an increased need for corporate office employees as a result of acquisitions and internal growth. These expenses were approximately $7.6 million for 2007, $5.0 million for 2006 and $2.5 million for 2005. These increases were primarily due to increased wages and benefits as a result of growth, non-cash compensation expense related to option, restricted unit and phantom unit awards, acquisition evaluation costs, costs of tax return preparations, filing annual and quarterly reports with the Securities and Exchange Commission, investor relations, directors' and officers' insurance and registrar and transfer agent fees.

        In the omnibus agreement we entered into with CLR in connection with our initial public offering on February 15, 2005, CLR agreed to provide technology support and human resource functions to us for two years, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR.

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

        EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our lenders and is used as a gauge for compliance with some of our financial covenants under our credit facility. EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. For a reconciliation of EBITDA to the most comparable GAAP financial measure, please see "Item 6. Selected Historical Financial and Operating Data."

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

        Producer activity evaluation and reporting.    We monitor the producer drilling and completion activity in our primary areas of operation to identify anticipated changes in production and potential new well attachment opportunities. The continued connection of natural gas production to our gathering systems is critical to our business and directly impacts our financial performance. We receive daily summaries of new drilling permits and completion reports filed with the state regulatory agencies that govern these activities on all of our gathering systems. Producers that have dedicated acreage to our Bakken gathering system provide us with their projected annual drilling schedules, which are updated periodically. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel at our corporate offices. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines.

        Imbalance monitoring and control.    We continually monitor volumes we deliver to pipelines and volumes nominated for sale on pipelines to ensure we remain within acceptable imbalance limits during a calendar month. We seek to reduce imbalances because of the inherent commodity risk that results when deliveries and sales of natural gas are not balanced concurrently.

Our Contracts

        Because of the significant volatility of natural gas and NGL prices, our contract mix can have a significant impact on our profitability. In order to reduce our exposure to commodity price risk and where market conditions permit, we pursue arrangements under which we purchase natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas, referred to as fee based arrangements or contracts. Actual contract terms are based upon a variety of factors, including natural gas quality, geographical location, the competitive environment at the time the contract is executed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of producer preferences, our expansion in regions where some types of contracts are more common and other market factors.

Our Natural Gas Sales Contracts

        We sell natural gas on intrastate and interstate pipelines to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies and utilities. We typically sell natural gas on a monthly basis under index related pricing terms. In addition, we have one forward sales contract to sell 1,200,000 MMBtu of natural gas at $8.43 per MMBtu on our Eagle Chief, Matli and Kinta Area gathering systems.

        We also use cash flow hedges to limit our exposure to changing natural gas prices. Under these hedges we settle monthly on the difference between the sales or purchases of future production to or from our counterparty at fixed prices and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedge contracts currently cover periods of up to twenty-four months from the date of the hedge.

Our NGL Sales Arrangements

        We sell NGLs and NGL products at the tailgate of our facilities to ONEOK Hydrocarbon, LP, SemStream, L.P., and a subsidiary of Kinder Morgan Energy Partners, L.P. We typically sell NGLs and NGL products on a monthly basis under index related pricing terms in our mid-continent region and at market prices in our rocky mountain region. We also use cash flow hedges to limit our exposure to changing NGL prices. Under these hedges we settle monthly on the difference between the sales of future production to our counterparty at a fixed price and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedges currently cover periods of up to twelve months from the date of the hedge.

Hedging Contracts

        To insure that our hedging financial instruments will be used solely for hedging commodity price risks and not for speculative purposes, we continually review our hedges for compliance with our hedging policies and procedures. We recognize gains and losses from the settlement of our hedges in revenue when we either sell or buy the associated physical residue natural gas or sell the associated physical natural gas liquid. Any gain or loss realized as a result of hedging is substantially offset in the market when we either sell or buy the physical residue natural gas or sell the physical natural gas liquid. All of our hedges are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We determine gains or losses on open and closed hedging transactions based upon the difference between the hedge price and the physical price. For a more detailed discussion on our hedging activity, please read commodity price risks included in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

Our Natural Gas Purchase and Gathering Contracts

        With respect to our natural gas gathering, compression, dehydrating, treating, processing and marketing activities and our NGL fractionation activities, we contract under four types of arrangements. Under all contracts except the fixed-fee gathering arrangement, we are required to purchase the supplied gas, subject to the demands of our resale purchasers and the operating conditions and capacity of our facilities. We do not guarantee the purchase of any particular quantity of the gas which is available for sale. The supplier delivers the gas to us at the inlet of our gathering systems and we obtain title to the gas at the delivery point. The gas delivered to us is required to meet specified quality requirements. Under the fixed-fee gathering arrangement, we do not purchase or take title to the gas supplied to us.

        The following is a summary of the four types of natural gas purchase contracts that accounted for the largest percentage of volumes purchased for the years ended December 31, 2007, 2006 and 2005.

  •
  Percentage-of-proceeds arrangements.  Under percentage-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, gather, treat, and process the natural gas, in some cases fractionate the NGLs into NGL products, and then sell the resulting residue gas and NGLs or NGL products at index related prices. We remit to the producers an agreed upon percentage of the proceeds for the natural gas and the NGLs. Under these types of arrangements, our revenues and total segment margin correlate directly with the price of natural gas and NGLs. For the years ended December 31, 2007, 2006 and 2005 we purchased 56%, 52% and 43% of our total volumes under these types of fee arrangements, respectively.

  •
  Percentage-of-index arrangements.  Under percentage-of-index arrangements, we purchase natural gas from the producers at the wellhead at a price that is at a fixed percentage of the index price for the natural gas that they produce. We then gather, treat and process the natural gas, in some cases fractionate the NGLs into NGL products and then sell the residue gas and NGLs or NGL products pursuant to natural gas or NGL arrangements described above. Since under these types of arrangements our costs to purchase the natural gas from the producer is based on the price of natural gas, our total segment margin under these arrangements increases as the price of NGLs increase relative to the price of natural gas, and our total segment margin under these arrangements decreases as the price of natural gas increases relative to the price of NGLs. For the years ended December 31, 2007, 2006 and 2005 we purchased 12%, 17% and 25% of our total volumes under these types of fee arrangements, respectively.

  •
  Fixed-fee arrangements.  Under fixed-fee arrangements, we purchase natural gas from the producers at the wellhead at an index based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas. These types of arrangements typically require us to pay the producer for the value of the wellhead gas less the applicable fee. Since under these types of arrangements our costs to purchase the natural gas from the producer is based on the price of natural gas, our total segment margin under these arrangements increases as the price of NGLs increase relative to the price of natural gas, and our total segment margin under these arrangements decreases as the price of natural gas increases relative to the price of NGLs. For the years ended December 31, 2007, 2006 and 2005, we purchased 32%, 31% and 33% of our total volumes under these types of fee arrangements, respectively.

  •
  Fixed-fee gathering arrangements.  Under fixed-fee gathering arrangements, we gather, dehydrate, compress and treat natural gas supplied to our gathering systems and redeliver the compressed natural gas for a fixed fee. Under these arrangements, we do not take title to the natural gas. We gathered an average of 123,008 MMBtu/d for 2007 and from the period May 1, 2006, the date we acquired the Kinta Area gas gathering assets, through December 31, 2006, we gathered an average of 134,140 MMBtu/d.

Compression Services Agreement

        Under the compression services agreement that we entered into with CLR in connection with our initial public offering and effective as of January 28, 2005, CLR pays us a fixed monthly fee to provide compressed air and water at pressures sufficient to allow for the injection of either air or water into underground reservoirs for oil and gas secondary recovery operations. Under the compression services agreement, CLR is responsible for the provision to us of power and water to be utilized in the compression process. If our facilities do not meet the monthly volume requirements for compressed air and water, and the failure is not attributable to CLR's failure to supply power or water or a force majeure, the fixed monthly payment will be reduced in proportion to the volumes of air or water we were unable to deliver during such month. CLR may terminate the compression services agreement if we are unable to deliver any compressed air and water for a period of more than 20 consecutive days and the failure is not attributable to CLR's failure to supply power or water or a force majeure. The agreement has an initial term ending January 28, 2009 and will thereafter automatically renew for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term.

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

Restructuring of Compression Facilities Lease

        Prior to our initial public offering, Hiland Partners, LLC owned our Horse Creek air compression facility and our Cedar Hills water injection facility. In 2002, Hiland Partners, LLC entered into a five year lease agreement with CLR, pursuant to which Hiland Partners, LLC leased the facilities to CLR. CLR used its own personnel to operate the facilities, and Hiland Partners, LLC made no operational decisions. In connection with our formation and our initial public offering, we entered into a four-year services agreement with CLR, effective as of January 28, 2005, that replaced the existing lease. Under the services agreement, we own and operate the facilities and provide air compression and water injection services to CLR for a fee. As part of the restructuring, the personnel at CLR that operated the facilities were transferred to us. Under the new services agreement, we receive a fixed payment of approximately $4.8 million per year as compared to $3.8 million per year under the prior lease agreement. In connection with the new services arrangement, we incur approximately $1.0 million per year in additional operating costs. For a description of the restructured agreement, please read "—Our Contracts—Compression Services Agreement."

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

        We acquired the Kinta Area gathering assets in May 2006 and operate the gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after our acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business.

        We expanded our processing plant and our existing field-gathering infrastructure and constructed a 40,000 Mcf/d nitrogen rejection plant at our Badlands gas gathering system located in Bowman County, North Dakota. We also entered into a five-year definitive purchase agreement with a producer and have constructed additional compression facilities and expanded our existing Badlands gas gathering system into South Dakota.

        We have installed additional gathering and compression infrastructure at our Bakken gathering system to increase the system's capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and expanded the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        We completed the installation of additional pipelines and compression facilities and increased our system capacity at our Eagle Chief gathering system from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system. We completed the construction of a 25,000 Mcf/d natural gas processing facility along our existing Matli gas gathering system which now provides additional plant processing capacity for increased system volumes. We installed four 10,000 Mcf/d capacity amine-treating facilities at several of our Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas.

        In December 2006, we entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by CLR in the Woodford shale play in the Arkoma Basin of southeastern Oklahoma. We are in the process installing field gathering, compression and associated equipment. The new gathering system will be designed to provide low-pressure and highly reliable gathering, compression and dehydration services. The gathering infrastructure is expected to include more than 15,500 horsepower of compression to provide takeaway capacity in excess of 40,000 Mcf/d. Startup of the initial phase of the project occurred during the second quarter of 2007.

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

September 1, 2005. Operations from our acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Year Ended December 31
	2007	2006	2005
	Hiland Partners, LP		Hiland Partners, LP(1)	Predecessor(2)	Total
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$273,224	$214,867	$150,571	$11,813	$162,384
Midstream purchases	195,212	156,193	123,342	9,747	133,089

Midstream segment margin	78,012	58,674	27,229	2,066	29,295
Compression revenues(3)	4,819	4,819	4,217	—	4,217

Total segment margin(4)	$82,831	$63,493	$31,446	$2,066	$33,512

Summary of Operations Data:
Midstream revenues	$273,224	$214,867	$150,571	$11,813	$162,384
Compression revenues	4,819	4,819	4,217	—	4,217

Total revenues	278,043	219,686	154,788	11,813	166,601
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	156,193	123,342	9,747	133,089
Operations and maintenance expenses	23,279	16,071	6,579	780	7,359
Depreciation, amortization and accretion	29,855	22,130	10,600	512	11,112
General and administrative expenses	7,587	4,994	2,304	166	2,470

Total operating costs and expenses	255,933	199,388	142,825	11,205	154,030

Operating income	22,110	20,298	11,963	608	12,571
Other income (expense), net	(11,326)	(5,616)	(2,119)	(115)	(2,234)

Net income	$10,784	$14,682	$9,844	$493	$10,337

Operating Data (unaudited):
Inlet natural gas (MCF/d)	215,551	157,556	56,429	34,913	57,545
Natural gas sales (MMBtu/d)	80,731	66,947	48,509	37,052	47,096
NGL sales (Bbls/d)	4,696	3,347	2,071	1,206	1,965
Natural gas gathered (MMBtu/d)(5)	123,008	85,540	—	—	—

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

(4)
Reconciliation of total segment margin to operating income:

	Year Ended December 31
	2007	2006	2005
	Hiland Partners, LP		Hiland Partners, LP(1)	Predecessor(2)	Total
	(in thousands)
Operating income	$22,110	$20,298	$11,963	$608	$12,571
Add:
Operations and maintenance expenses	23,279	16,071	6,579	780	7,359
Depreciation, amortization and accretion	29,855	22,130	10,600	512	11,112
General and administrative expenses	7,587	4,994	2,304	166	2,470

Total segment margin	$82,831	$63,493	$31,446	$2,066	$33,512

(5)
Natural gas gathered for fee (MMBtu/d) represents natural gas volumes gathered associated with the Kinta Area gathering assets we acquired on May 1, 2006 in which we do not take title to the gas.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        Revenues.    Total revenues (midstream and compression) were $278.0 million for the year ended December 31, 2007 compared to $219.7 million for the year ended December 31, 2006, an increase of $58.4 million, or 26.6%. This $58.4 million increase was largely due to (i) revenues associated with natural gas sales volumes related to our Woodford Shale gathering system which commenced production on April 27, 2007, (ii) a full year of natural gas sales volumes in 2007 related to our acquisition of the Kinta Area gathering assets effective May 1, 2006, (iii) increased natural gas sales volumes at our Eagle Chief and Bakken gathering systems, (iv) revenues related to increased NGL sales volumes at our Woodford Shale, Bakken, Badlands and Eagle Chief gathering systems and (v) increased average realized NGL sales prices partially offset by lower average realized natural gas sales prices in 2007 as compared to the same period in 2006. Revenues from compression assets were the same for both periods.

        Our midstream revenues were $273.2 million for the year ended December 31, 2007 compared to $214.9 million for the year ended December 31, 2006, a net increase of $58.4 million, or 27.2%. Of this increase in midstream revenues, approximately $57.4 million was attributable to natural gas sales volumes related to our Woodford Shale gathering system, a full year of natural gas sales volumes and gathering fee volumes in 2007 associated with the Kinta Area gathering assets acquisition effective May 1, 2006 and increased natural gas and NGL sales volumes at our Bakken, Badlands and Eagle Chief gathering systems. Midstream revenues increased by approximately $12.7 million due to increased NGL sales prices offset by $11.7 million as a result of lower natural gas sales prices compared to 2006. Our Woodford Shale gathering system, which began production in late April, 2007 accounted for 28.8% of the $58.4 million increase contributing $16.8 million to midstream revenues.

        Inlet natural gas volumes were 215,551 Mcf/d for the year ended December 31, 2007 compared to 157,556 Mcf/d for the year ended December 31, 2006, an increase of 57,995 Mcf/d, or 36.8%. Of the 57,995 Mcf/d increase, 41,915 Mcf/d, or 72.3% was attributable to inlet Mcf/d at our Kinta Area gathering system for a full year in 2007 which we acquired effective May 1, 2006, and the remaining 16,080 Mcf/d increase was primarily attributable to inlet Mcf/d at our Woodford Shale gathering system and increased inlet Mcf/d at our Eagle Chief, Bakken and Badlands gathering systems. Natural gas sales volumes were 80,731 MMBtu/d for the year ended December 31, 2007 compared to 66,947 MMBtu/d for the year ended December 31, 2006, an increase of 13,784 MMBtu/d, or 20.6%. The increase of 13,784 MMBtu/d was primarily attributable to the increased natural gas volumes as a result of a full year of operations in 2007 at our Kinta Area gathering system which we acquired effective May 1, 2006 and to increased volumes at both our Bakken and Eagle Chief gathering systems and our new Woodford Shale gathering system, which contributed 4,649 MMBtu/d to the increase in natural gas sales volumes. Our NGL sales volumes were 4,696 Bbls/d for the year ended December 31, 2007 compared to 3,347 Bbls/d for the year ended December 31, 2006, an increase of 1,349 Bbls/d, or 40.3%. Of the 1,349 Bbls/d increase, 443 Bbls/d, or 32.8% was attributable to NGL sales volumes at our Woodford Shale gathering system and 834 Bbls/d, or 61.8% was attributable to increased NGL sales volumes at our Bakken, Eagle Chief and Badlands gathering systems.

        Our average realized natural gas sales prices were $5.75 per MMBtu for the year ended December 31, 2007 compared to $6.11 per MMBtu for the year ended December 31, 2006, a decrease of $0.36 per MMBtu, or 5.9%. Our average realized NGL sales prices were $1.18 per gallon for the year ended December 31, 2007 compared to $1.02 per gallon for the year ended December 31, 2006, an increase of $0.16 per gallon or 15.7%. The change in our average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the year ended December 31, 2007 compared to the year ended December 31, 2006. The change in our average realized NGL sales prices was primarily a result of higher index prices due to a tightening of supply and demand fundamentals for energy, which caused NGL prices to rise during the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Net cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2007 was $4.8 million compared to $3.6million for the year ended December 31, 2006. These receipts increased average realized natural gas sales prices by $0.16 per MMBtu in 2007 and by $0.14 per MMBtu in 2006. Cash paid to our counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the year ended December 31, 2007 was $3.0 million. These payments decreased average realized natural gas sales prices by $0.04 per gallon in 2007. Closed NGL derivative transactions during the year ended December 31, 2006 were insignificant.

        Fees earned from 123,008 MMBtu/d of natural gas gathered, in which we do not take title to the gas, related to our Kinta Area gathering assets we acquired on May 1, 2006 were $11.1 million for the year ended December 31, 2007. Similar fees earned from May 1, 2006 through December 31, 2006 averaging 127,437 MMBtu/d of natural gas gathered was $7.2 million. The increase of $3.9 million in fees earned was primarily due to a full year of operations in 2007 as compared to eight months of operations in 2006, and partially attributable to treating fees earned related to the four amine treating facilities installed in early 2007. Gathering fees earned during the year ended December 2007 as compared to the eight month period in 2006 were somewhat offset by a 4,429 MMBtu/d reduction in volumes gathered.

        Our compression revenues were $4.8 million for the each of the year ended December 31, 2007 and 2006.

        Midstream Purchases.    Our midstream purchases were $195.2 million for the year ended December 31, 2007 compared to $156.2 million for the year ended December 31, 2006, an increase of $39.0 million, or 25.0%. The $39.0 million increase primarily consists of $12.8 million, or 32.8% attributable to purchased natural gas from our Woodford Shale gathering system and $10.8 million, or 27.6%, attributable to purchased natural gas from our Kinta Area gathering assets for a full year of operations in 1007. The remaining increase in midstream purchases was attributable to increased purchased residue gas volumes at our Bakken, Eagle Chief and Badlands gathering systems. The increase in volumes was offset by reduced payments to producers due primarily to lower natural gas purchase prices, which generally are closely related to fluctuations in natural gas sales prices.

        Operations and Maintenance.    Our operations and maintenance expense totaled $23.3 million for the year ended December 31, 2007 compared with $16.1 million for the year ended December 31, 2006, an increase of $7.2 million, or 44.9%. Of this increase, $2.9 million, or 40.0% was attributable to a full year of operations and maintenance expense at our Kinta Area gathering system. Operations and maintenance expense also increased by $2.5 million, or 35.2% at our Badlands gathering facility largely due to compressor rentals and other related costs associated with our expansion project. Our new Woodford Shale gathering system contributed $0.9 million to the increase in operations and maintenance expense and our Bakken and Eagle Chief gathering systems, as a result of increased volumes, contributed $0.8 million to the increase in operations and maintenance expense.

        Depreciation, Amortization and Accretion.    Our depreciation, amortization and accretion expense totaled $29.9 million for the year ended December 31, 2007 compared with $22.1 million for the year ended December 31, 2006, an increase of $7.7 million, or 34.9%. Of this increase, $3.1 million, or 40.1% was attributable to depreciation and amortization on our Kinta Area gathering system for a full year of operations in 2007. The increase is also attributable to additional depreciation related to our internal organic growth projects completed in 2007 of $1.8 million, or 23.2% at our Bakken gathering system and $1.4 million, or 17.8% at our Badlands gathering system,

        General and Administrative.    Our general and administrative expense totaled $7.6 million for the year ended December 31, 2007 compared with $5.0 million for the year ended December 31, 2006, an increase of $2.6 million, or 51.9%. The increase is primarily attributable to $1.1 million of acquisition evaluation expenses, $0.5 million of non-cash compensation expense related to unit option awards and restricted and phantom unit awards and $0.5 million due to increased salaries and salary related expenses as a result of additional staffing, including costs of recruitment.

        Other Income (Expense).    Our other income (expense) totaled ($11.3) million for the year ended December 31, 2007 compared with ($5.6) million for the year ended December 31, 2006, an increase in expense of $5.7 million. The increase is primarily attributable to additional interest expense from a full year of borrowings on our credit facility for the acquisition of the Kinta Area gathering assets effective May 1, 2006 and to interest expense for our internal plant and pipeline expansion projects at our Badlands, Woodford Shale and Bakken gathering systems in 2007.

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

        Midstream revenues were $214.9 million for the year ended December 31, 2006 compared to $162.4 million for the year ended December 31, 2005, an increase of $52.5 million, or 32.2%. Of this net increase, $137.6 million was attributable to higher residue natural gas and NGL sales volumes offset by a decrease of $85.1 million attributable to decreased average realized natural gas and NGL prices. Increased volumes in 2006 on the Bakken gathering system we acquired effective September 1, 2005 and on the Kinta Area gathering assets we acquired on May 1, 2006 represented $41.1 million and $19.7 million, respectively of the increase in midstream revenues. This combined increase of $60.8 million was primarily offset by a decrease of $8.3 million as a result of lower natural sales gas and NGL sales prices in 2006 as compared to 2005. The inclusion of Worland gathering system for the entire year in 2006 as compared to only ten and one-half months in 2005 also contributed to the volume increase for 2006 as compared to 2005.

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

        Average realized natural gas sales prices were $6.11 per MMBtu for the year ended December 31, 2006 compared to $7.39 per MMBtu for the year ended December 31, 2005, a decrease of $1.28 per MMBtu, or 17.3%. Average realized NGL sales prices were $1.02 per gallon for the year ended December 31, 2006 compared to $1.01 per gallon for the year ended December 31, 2005, an increase of $0.01 per gallon or 1.0%. The decrease in our average realized natural gas sales prices was primarily a result of lower index prices due to a softening of supply and demand fundamentals for energy, which caused natural gas prices to fall during the year ended December 31, 2006 compared to the year ended December 31, 2005.

        Cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2006 totaled $3.6 million. This gain increased average realized natural gas sales prices to $6.11 per MMBtu from $5.97 per MMBtu, an increase of $0.14 per MMBtu, or 2.3%. We had no closed derivative transactions during the year ended December 31, 2005.

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

General Trends and Outlook

        We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us, and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results. Please see "Forward Looking Statements."

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

        Midstream Segment Margins.    During 2007, our midstream segment margins were positively impacted due to increased volumes and NGL prices but were negatively impacted due to reduced natural gas prices resulting in a net increase in margins from 2006. During 2006, our midstream segment margins were positively impacted due to increased volumes but were negatively impacted due to reduced natural gas prices and NGL prices, resulting in a net increase in margins from 2005. Our profitability is dependent upon pricing and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

        Interest Rate Environment.    Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

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

Cash Flows

Year ended December 31, 2007 Compared to Year ended December 31, 2006

        Cash Flows from Operating Activities.    Our cash flows from operating activities increased by $1.1 million to $40.7 million for the year ended December 31, 2007 from $39.6 million for the year ended December 31, 2006. During the year ended December 31, 2007, we received cash flows from customers of approximately $269.3 million, had cash payments to our suppliers and employees of approximately $217.3 million and payment of interest expense of $11.3 million, net of amounts capitalized, resulting in cash received from our operating activities of $40.7 million. During the year ended December 31, 2006, we received cash flows from customers of approximately $218.0 million, had cash payments to our suppliers and employees of approximately $173.0 million and payment of interest expense of $5.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $39.6 million. Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Natural gas and NGL volumes from our new Woodford Shale gathering system and increased natural gas and NGL volumes from our Bakken, Badlands and Eagle Chief gathering systems combined with increased NGL sales prices, but offset by lower natural gas sales prices contributed to increases in accounts receivable, accrued midstream revenues, accounts payable and accrued midstream purchases during the year ended December 31, 2007. Working capital items, exclusive of cash, used $0.9 million in cash flows from operating activities and contributed $2.1 million to cash flows from operating activities during the year ended December 31, 2007 and 2006, respectively. Net income for the year ended December 31, 2007 was $10.8 million, a decrease of $3.9 million from a net income of $14.7 million for the year ended December 31, 2006. Depreciation, amortization and accretion increased by $7.7 million or 20.9%, to $29.7 million for the year ended December 31, 2007 from $22.1 million for the year ended December 31, 2006.

        Cash Flows Used for Investing Activities.    Our cash flows used for investing activities representing our internal organic growth investments in property and equipment, increased by $21.3 million to $83.4 million for the year ended December 31, 2007 from $62.1 million for the year ended December 31, 2006. This $21.3 million increase is largely attributable to cash invested at our new Woodford Shale gathering system, our Badlands expansion project and continued growth at our Bakken gathering system. We had no asset acquisitions in 2007. In May 2006, $96.4 million of cash flows was used for our Kinta Area gathering assets acquisition.

        Cash Flows from Financing Activities.    Our cash flows from financing activities decreased by $80.2 million to $42.8 million for the year ended December 31, 2007 from $123.0 million for the year ended December 31, 2006. During the year ended December 31, 2007, we borrowed $74.0 million under our credit facility to fund our internal expansion projects, received capital contributions of $1.1 million as a result of issuing common units due to the exercise of 42,660 vested unit options, made capital lease obligation payments of $0.3 million, distributed $31.3 million to our unitholders, incurred offering costs of $0.2 million associated with our S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with our third amended credit facility. During the year ended December 31, 2006, we borrowed $113.3 million under our credit facility to partially fund the Kinta Area gathering assets acquisition on May 1, 2006 and to fund our internal expansion projects at both our Badlands and Bakken gathering systems. Also during the year ended December 31, 2006, we received capital contributions of $35.0 million from our general partner in exchange for the issuance of 761,714 common units and general partner equivalent units, received $1.3 million as a result of issuing common units due to the exercise of 52,699 vested unit options, paid debt issuance costs of $0.9 million and distributed $25.6 million to our unitholders.

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

        Given our objective of growth through acquisitions and expansions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read "—Our Growth Strategy—Acquisitions."

        Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2007 is presented below:

		Payment Due by Period
Type of Obligation	Total Obligation	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Thereafter
	(in thousands)
Senior secured revolving credit facility(1)	$221,064	$—	$—	$—	$221,064	$—	$—
Capital lease obligations(2)	8,561	1,184	1,256	1,256	1,256	1,107	2,502
Operating leases, service agreements and other	3,593	1,541	479	406	377	275	515

Total contractual cash obligations	$233,218	$2,725	$1,735	$1,662	$222,697	$1,382	$3,017

(1)
For a discussion of our senior secured revolving credit facility, please read "—Credit Facility" below.

(2)
Contractual cash commitments on our capital lease obligations include $2,976 of interest expense.

        Financial Derivatives and Commodity Hedges.    We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended, and relate to forecasted sales in 2007 and 2008. We entered into these instruments to hedge the forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between a counterparty and us to exchange obligations of money as the underlying natural gas or NGLs are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes. The following table provides information about our financial derivative instruments at December 31, 2007:

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	1,980,000	$7.84	$2,718
January 2009 - December 2009	1,068,000	$7.06	(141)

			$2,577

Natural Gas—Sold Open for Floating Price Swaps(1)	(MMBtu)	(per MMBtu)

January 2009 - December 2009	1,068,000	$7.35	$418

Natural Gas—Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	790,569	$7.33	$(554)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)

January 2008 - December 2008	441,768	$1.30	$(7,684)

(1)
On January 8, 2008, we contracted a fixed sales price of $7.535 per MMBtu for the calendar year 2009.

        Fixed Price Physical Forward Sales Contracts.    We have executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

        Off-Balance Sheet Arrangements.    We had no significant off-balance sheet arrangements as of December 31, 2007or December 31, 2006..

Credit Facility

        On February 6, 2008, we entered into a fourth amendment to our credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, we have, among other things, increased our borrowing base from $250 million, to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Our original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

        The fourth amendment increases our borrowing capacity under our senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the "Working Capital Facility").

        In addition, the fourth amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At December 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.19%.

        The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

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

        The credit facility limits distributions to our unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

        As of December 31, 2007, we had $221.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of Statement No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS No. 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will apply the provisions of this Statement prospectively in the first quarter of 2008 and do not expect any significant impact on our financial position, results of operations or cash flows.

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

        Derivatives.    We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (or SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

        Asset Retirement Obligations.    SFAS No. 143 "Accounting for Asset Retirement Obligations" requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard relates to our estimated costs for dismantling and site restoration of certain of our plants and pipelines. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which the Partnership's products are located;

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

        Share Based Compensation.    In October 1995 the FASB issued SFAS No. 123, "Share-Based Payment," which was revised in December 2004 ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity.

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

Disclosure Regarding Forward-Looking Statements

        This annual report on Form 10-K includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as "anticipate," "believe," "intend," "project," "plan," "continue," "estimate," "forecast," "may," "will," or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

        Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management's control. Such factors include:

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

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including, but not limited to those described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Related to our Business." Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update our forward-looking statements.

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

        Commodity Price Risks.    Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For a discussion of the volatility of natural gas and NGL prices, please read "Risk Factors—Risk Factors Related to our Business—Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders." To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the year ended December 31, 2007, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		$0.10	$(0.10)

NGL Price	$0.01	$642,000	$194,000
Change ($/gal)	$(0.01)	$(207,000)	$(645,000)

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

        We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative contracts, we have hedged a portion of our expected exposure to natural gas prices and NGL prices in 2008 and 2009. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our derivative instruments at December 31, 2007 for the periods indicated:

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	1,980,000	$7.84	$2,718
January 2009 - December 2009	1,068,000	$7.06	(141)

			$2,577

Natural Gas—Sold Open for Floating Price Swaps(1)	(MMBtu)	(per MMBtu)

January 2009 - December 2009	1,068,000	$7.35	$418

Natural Gas—Buy Fixed for Floating Price Swaps	(MMBtu)	(per MMBtu)

January 2008 - December 2008	790,569	$7.33	$(554)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps	(Bbls)	(per Gallon)

January 2008 - December 2008	441,768	$1.30	$(7,684)

(1)
On January 8, 2008, we negotiated a fixed sales price of $7.535 per MMBtu for the calendar year 2009.

        In addition to the derivative instruments noted in the table above, we have executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

        Interest Rate Risk.    We are exposed to changes in interest rates as a result of our credit facility, which has floating interest rates. As of December 31, 2007, we had approximately $221.1 million of indebtedness outstanding under our credit facility. The impact of a 100 basis point increase or decrease in interest rates on this amount of debt would result in an increase or decrease in interest expense, and a corresponding decrease or increase in net income of approximately $2.2 million annually.

        Credit Risk.    Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. OGE Energy Resources, Inc., SemStream, L.P., ConocoPhillips, Inc. and Montana-Dakota Utilities Co. were our largest customers for the year ended December 31, 2007, accounting for approximately 19%, 19%, 12% and 11%, respectively, of our revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure. Our counterparty for all of our derivative instruments as of December 31, 2007 is BP Energy Company.

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

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

  (b)
  Changes in internal control over financial reporting.

        During the three months ended December 31, 2007, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Managements Report on Internal Control over Financial Reporting on page F-2.

Item 9B.    Other Information

        There have been no events that occurred in the fourth quarter of 2007 that would need to be reported on Form 8-K that have not been previously reported.

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

Name	Age	Position with Hiland Partners GP, LLC
Harold Hamm	62	Chairman of the Board of Directors
Joseph L. Griffin	47	Chief Executive Officer, President and Director
Ken Maples	45	Chief Financial Officer, Vice President—Finance, Secretary and Director
Robert Shain	57	Vice President—Operations and Engineering
Matthew S. Harrison	37	Vice President—Business Development
Michael L. Greenwood	52	Director
Edward D. Doherty	72	Director
Rayford T. Reid	59	Director
Shelby E. Odell	68	Director
John T. McNabb, II	63	Director
Dr. David L. Boren	66	Director

        Harold Hamm was elected Chairman of the Board of Directors of our general partner in October 2004 and serves as chairman of the compensation committee of the board of directors of our general partner. Mr. Hamm has served as chairman of the board of directors of the general partner of Hiland Holdings GP, LP since September 2006 and also serves as chairman of the compensation committee of the board of directors of Hiland Holdings GP, LP's general partner. Mr. Hamm served as President and Chief Executive Officer and as a director of Continental Gas, Inc. since December 1994 and then served as Chief Executive Officer and a director to 2004. Since its inception in 1967 until October 2005, Mr. Hamm served as President and Chief Executive Officer and a director of Continental Resources, Inc. and currently serves as its Chief Executive Officer and Chairman of its board of directors. Mr. Hamm is also immediate past President of the National Stripper Well Association, a member of the executive board of the Oklahoma Independent Petroleum Association and a member of the executive board of the Oklahoma Energy Explorers. In addition, Mr. Hamm is a director of Complete Production Services, Inc., a publicly traded oilfield service company.

        Joseph L. Griffin was appointed Chief Executive Officer, President and a director of our general partner in June 2007. Mr. Griffin has served as a director of the general partner of Hiland Holdings GP, LP since June 2007. Mr. Griffin has more than 20 years of experience in the midstream natural gas industry. From 2004 to June 2007, Mr. Griffin served as executive vice president over multiple facets of the business of Lumen Midstream Partnership, a subsidiary of the Southern Ute Indian Tribe, in Tulsa, OK. In 1989, Mr. Griffin co-founded Lumen Midstream, held various senior level management positions and served as a director until Lumen was sold in 2004 to the Southern Ute Indian Tribe. Mr. Griffin holds a Bachelor of Science degree in Business Administration from Oklahoma State University and is also a Certified Public Accountant.

        Ken Maples was appointed Chief Financial Officer, Vice President—Finance, Secretary and a director of our general partner in October 2004. Mr. Maples has served as a director of the general partner of Hiland Holdings GP, LP since September 2006. Mr. Maples has served as Chief Financial

Officer of Continental Gas, Inc. and Hiland Partners, LLC since February 2004. Mr. Maples was Director of Business Development and Manager of Investor Relations of Continental Resources, Inc. from October 2002 to February 2004. From October 1990 to October 2002, Mr. Maples held various positions with Callon Petroleum Company. He holds a Bachelor degree in Accounting from Mississippi State University and a Masters of Business Administration degree from Louisiana State University.

        Robert Shain was elected as our Vice President Northern Region Operations & Engineering in March 2006 and was appointed Vice President-Operations and Engineering in June 2006. Mr. Shain has over 30 years of experience in the oil and gas industry. The majority of his experience has been in the engineering and operations of midstream natural gas gathering, compression, processing and treating, along with business development and marketing. From July 2003 until March 2006, Mr. Shain served as Vice President of Operations and Engineering for Seminole Gas Company, LLC (successor to Impact Energy, LTD) in Tulsa, Oklahoma. From May 1995 until July 2003 Mr. Shain served in a variety of commercial roles, most recently of which was Vice President of Commercial Services, for CMS Field Services, LLC (successor to Heritage Gas Services, LLC) also in Tulsa, Oklahoma, in which he was responsible for the development and management of operating and capital budgets.

        Matthew S. Harrison was appointed Vice President of Business Development in February 2008. Mr. Harrison joined Hiland from Wachovia Securities where he most recently was a director for its Energy & Power Mergers & Acquisitions Group. Prior to joining Wachovia in 2007, Mr. Harrison spent eight years with A.G. Edwards Capital Markets' Mergers & Acquisitions Group, most recently leading its energy mergers & acquisitions effort. Prior to joining A.G. Edwards, Mr. Harrison spent five years with Price Waterhouse as a senior accountant. He holds a B.S. degree in Accounting from the University of Tennessee, a Masters of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and is a Certified Public Accountant.

        Michael L. Greenwood was elected as a director of our general partner in February 2005, and serves as chairman of the audit committee of our general partner. Mr. Greenwood has served as a director of the general partner of Hiland Holdings GP, LP since September 2006, and serves as chairman of the audit committee of the board of directors of Hiland Holdings GP, LP's general partner. Mr. Greenwood is founder and managing director of Carnegie Capital LLC, a financial advisory services firm providing investment banking assistance to the energy industry. Mr. Greenwood previously served as Vice President—Finance and Treasurer of Energy Transfer Partners, L.P. until August 2004. Prior to its merger with Energy Transfer, Mr. Greenwood served as Vice President and Chief Financial Officer & Treasurer of Heritage Propane Partners, L.P. from 2002 to 2003. Prior to joining Heritage Propane, Mr. Greenwood was Senior Vice President, Chief Financial Officer and Treasurer for Alliance Resource Partners, L.P. from 1994 to 2002. Mr. Greenwood has over 25 years of diverse financial and management experience in the energy industry during his career with several major public energy companies including MAPCO Inc., Penn Central Corporation, and The Williams Companies. Mr. Greenwood holds a Bachelor of Science in Business Administration degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa.

        Edward D. Doherty was elected as a director of our general partner in February 2005, and serves as a member of the audit committee of the board of directors of our general partner. Mr. Doherty has served as a director of the general partner of Hiland Holdings GP, LP since September 2006, and serves as a member of the audit committee of the board of directors of Hiland Holdings GP, LP's general partner. Since March 2006, Mr. Doherty has been a partial owner and CEO of ANZ Terminals Pty. Ltd., an Australian company which owns and operates eight liquid storage terminals in Australia and New Zealand. Mr. Doherty also provides consulting services on terminal acquisitions. Mr. Doherty served as the Chairman and Chief Executive Officer of Kaneb Pipe Line Company LLC, the general partner of Kaneb Pipe Line Partners L.P. since its inception in September 1989 until July 2005. Prior to joining Kaneb, Mr. Doherty was President and Chief Executive Officer of two private companies, which provided restructuring services to troubled companies and was President and Chief Executive Officer of

Commonwealth Oil Refining Company, Inc., a public refining and petrochemical company. Mr. Doherty holds a Bachelor of Arts degree from Lafayette College and a Doctor of Jurisprudence from Columbia University School of Law.

        Rayford T. Reid was elected as a director of our general partner in May 2005, and serves as a member of the compensation committee of the board of directors of our general partner. Mr. Reid has served as a director of the general partner of Hiland Holdings GP, LP since September 2006, and serves as a member of the compensation committee of the board of directors of Hiland Holdings GP, LP's general partner. Mr. Reid has more than 30 years of investment banking, financial advisory and commercial banking experience, including 25 years focused on the oil and gas industry. Mr. Reid is President of Kentucky Downs Partners, LLC ("KDP"). KDP's principal business is the ownership of a controlling interest in a thoroughbred horse racing track in Franklin, Kentucky. Prior to forming KDP in 2007, Mr. Reid served as President of R. Reid Investments Inc., a private investment banking firm which exclusively served companies engaged in the energy industry. Mr. Reid holds a Bachelor of Arts degree from Oklahoma State University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

        Shelby E. Odell was elected as a director of our general partner in September 2005 and serves as a member of our audit committee of the board of directors of our general partner. Mr. Odell has served as a director of the general partner of Hiland Holdings GP, LP since September 2006, and serves as a member of the audit committee of the board of directors of Hiland Holdings GP, LP's general partner. Mr. Odell has 40 years of experience in the petroleum business, including marketing, distribution, acquisitions, innovation of new asset opportunities, and management. From 1974 to 2000, Mr. Odell held several positions with Koch Industries. He retired in 2000 as President of Koch Hydrocarbon Company and Sr. Vice President of Koch Industries. Prior to joining Koch, Mr. Odell advanced through several positions with Phillips Petroleum Company. He is a past member of the Board of Directors of the Gas Processors Association and holds an Associate Degree in Accounting from Enid Business College.

        John T. McNabb, II was elected as a director of our general partner in August 2006, and he serves as chairman of the conflicts committee and as a member of the compensation committee of the board of directors of our general partner. Mr. McNabb is the founder of Growth Capital Partners, LP, a merchant banking firm that provides financial advisory services to middle market companies throughout the United States, and he has served as the chairman of its board of directors since 1992. Mr. McNabb has also served as a Principal of Southwest Mezzanine Investments, the investment affiliate of Growth Capital Partners, L.P, since 2001. From June 1990 to January 1992, Mr. McNabb was a Managing Director of Bankers Trust Company, managing commercial banking, investment banking and financial advisory activities in the Southwest for Bankers Trust Company, and a director of BT Southwest, Inc., an affiliate of Bankers Trust New York Corporation. Mr. McNabb currently serves as Chairman of board of directors of Willbros Group, Inc. He started his career, after serving in the U.S. Air Force during the Vietnam conflict, with Mobil Oil in its exploration and production division. Mr. McNabb holds a Bachelor of Arts in History and a Masters of Business Administration from Duke University.

        Dr. David L. Boren was elected as a director of our general partner in August 2006, and he serves as a member of the conflicts committee of the board of directors of our general partner. Dr. Boren serves as President of the University of Oklahoma, a position he has held since November of 1994. Prior to becoming President of the university, he served in the United States Senate representing Oklahoma from 1979 to 1994. During his service in the Senate he was the longest serving Chairman of the U.S. Select Committee on Intelligence. From 1975 to 1979, Dr. Boren was Governor of Oklahoma. Before being elected Governor, he served 8 years in the Oklahoma House of Representatives. He engaged in the private practice of law from 1969 to 1974. He also served as a professor of Political Sciences at Oklahoma Baptist University from 1970 to 1974. In 1986 Dr. Boren founded the Oklahoma Foundation for Excellence, a private foundation which rewards and encourages excellence in public education. He continues to serve as its Chairman. Dr. Boren received his BA degree from Yale University in 1963, his Master's Degree in Economics from Oxford University in 1965 as a Rhodes Scholar and his Juris Doctorate Degree from the University of Oklahoma in 1968. He previously served as a director of ConocoPhillips Inc. and currently serves as a director of Texas Instruments, AMR Corporation and Torchmark Corporation.

Board Committees

        The board appoints committees to help carry out its duties. In particular, the board committees work on key issues in greater detail than would be possible at full board meetings. Only non-employee directors may serve on the audit, compensation and conflicts committees. Each committee has a written charter. The charters are posted on our Web site and are available free of charge on request to our Secretary at the address given under "Contact Us".

        The table below shows the current membership of each board committee.

Name	Audit	Conflicts	Compensation
Mr. Hamm			C
Mr. Greenwood	C
Mr. Doherty	*
Mr. Reid			*
Mr. Odell	*
Mr. McNabb, II		C	*
Dr. Boren		*

          C—Chairman

          *—Member

Audit Committee

        The audit committee of our general partner's board of directors is comprised of three non-employee members of the board. The committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities. Its primary responsibility is to monitor the quality, integrity and reliability of the financial reporting process, review the adequacy of our systems of internal controls for financial reporting, legal compliance and ethics established by management and the board and review procedures for internal auditing. Responsibilities also include the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged to prepare the audit report or perform other audit, review or attestation services. The committee reviews proposed audit plans for the year and the coordination of these plans with the independent registered public accounting firm. The committee also reviews, in conjunction with management and the independent registered public accounting firm, the financial statements and other information contained in our quarterly and annual reports filed with the SEC to determine that the independent registered public accounting firm is satisfied with the disclosure and content of such financial statements and other information included in the reports. The committee shall have authority to obtain advice and assistance from internal or external legal, financial and other advisors.

        The board has determined that all members of the committee are independent within the meaning of both the SEC rules and NASDAQ listing standards. The board has further determined that all members are financially literate within the meaning of the NASDAQ standards and that Mr. Greenwood is an "audit committee financial expert" as defined in the SEC rules. In making these determinations, the board reviewed information from each of these non-employee directors concerning all of their respective relationships with us and analyzed the materiality of those relationships.

Conflicts Committee

        The conflicts committee of our general partner's board of directors is comprised of two non-employee members of the board. The committee is appointed by the board of directors of our general partner to carry out the duties delegated by the board that relate to specific matters that the board believes may involve conflicts of interests between us and our affiliates, on the one hand and us and any other group member, any partner or any assignee, on the other hand. The committee is composed solely of two independent directors who are not unitholders, officers or employees of us or our general partner, officers, directors or employees of any affiliate or holders of any ownership interest in us other than our common units and who also meet the independence and experience standards established by NASDAQ and any applicable laws and regulations.

        The committee shall advise the board on actions to be taken by us or matters related to us upon request of the board. The committee determines if the resolution of such conflicts of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe to us or to our unitholders. In connection with the committee's resolution of any conflict of interest, the committee is authorized to consider the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest, any customary or accepted industry practices and any customary or historical dealings with a particular person. The committee is also authorized to consider any applicable generally accepted accounting practices or principles and such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

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

Compensation Committee

        The compensation committee of our general partner's board of directors is comprised of three non-employee members of the board. The committee has overall responsibility for approving and evaluating the general partner's director and officer compensation plans, policies and programs.

        The committee oversees the compensation for our senior executives, including their salary, bonus, and incentive and equity awards. The committee is responsible primarily for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the company; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer ("CEO") base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the board either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation.

        The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO or officer compensation. The committee has sole authority to approve the consultant's fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants.

The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors.

Report of the Audit Committee for the Year Ended December 31, 2007

        Our management is responsible for our internal controls and our financial reporting process. Grant Thornton LLP, our Independent Registered Public Accounting Firm for the year ended December 31, 2007, is responsible for performing an integrated audit of the effectiveness of internal control over financial reporting and an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board and to issue a report thereon. Our audit committee monitors and oversees these processes. Our audit committee, made up of members of our general partner's Board of Directors, selects our independent registered public accounting firm.

        Our audit committee has reviewed and discussed our audited consolidated financial statements with our management and the independent registered public accounting firm. Our audit committee has discussed with Grant Thornton LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, "Communications with Audit Committees," including that firm's independence.

Members of the Audit Committee:
Michael L. Greenwood
Edward D. Doherty
Shelby E. Odell

Code of Ethics

        Our general partner has adopted a Financial Officers Code of Ethics applicable to the Chief Executive Officer and the Chief Financial Officer, Controller and all other senior financial and accounting officers (the "Senior Financial Officers") with regard to Partnership-related activities. This Code of Ethics contains the policies that relate to the legal and ethical standards of conduct that the Senior Financial Officers of our general partner are expected to comply with while carrying out their duties and responsibilities on behalf of the Company. The Code of Ethics also incorporates expectations of Senior Financial Officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The Code of Ethics is publicly available on our website under the "Governance" section (at www.hilandpartners.com) and is also available free of charge on request to the Secretary at the address given under "Contact Us."

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon our records, except as set forth below, we believe that during 2007 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to an administrative error, a Form 4 was filed late on behalf of Shelby Odell on August 15, 2007.

Compensation Committee Interlocks and Insider Participation

        Harold Hamm serves as the chairman of our Compensation Committee. Mr. Hamm controls CLR, and the required disclosure concerning related party transactions involving Mr. Hamm, CLR and us are set forth below. Other members of the compensation committee include Mr. John T. McNabb, II and Mr. Rayford T. Reid.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives and Philosophy

        The executive compensation program of our general partner is designed to enable our general partner to execute our business objectives by attracting, retaining, and motivating the highest quality of executive talent and by rewarding superior performance. Performance management focuses on building competencies required for our business and achieving the highest level of contribution from each employee. Our compensation and benefits policies and practices are designed to motivate and reward officers and employees to achieve goals and objectives that are expected to lead to long-term enhancement of unitholder value, provide total compensation that is competitive within the market place and align individual compensation with competency and contribution so that performance, tied to measurable objectives and results, will be rewarded appropriately. We identify our marketplace as the following publicly traded midstream and pipeline master limited partnerships within our peer group: Atlas Pipeline Partners, LP, Copano Energy, LLC, Crosstex Energy, LP, DCP Midstream Partners, LP, Global Partners, LP, MarkWest Energy Partners, LP, Regency Energy Partners, LP, SemGroup Energy Partners, LP and TransMontaigne Partners, LP. The compensation committee, established in May 2005, believes this definition of our marketplace along with third-party industry compensation surveys provides a good benchmark for analyzing the competitiveness of our executive compensation program.

        In addition to base salary, executive officers are compensated on a performance-oriented basis through the use of incentive compensation linking both annual and longer-term results. The annual incentive bonus permits team and individual performance to be recognized and is based, in part, on an evaluation of the contribution made by the officer to our performance. Equity compensation awards are included in the compensation program to reward executive officers for long-term strategic actions that increase our value and thus unitholder value and to link a significant amount of an executive's current and potential future net worth to our success. This use of equity compensation directly relates a portion of each executive officer's long-term remuneration to our unit price, and therefore aligns the executive's compensation with the interests of other unitholders. The discretionary granting of unit options, as well as the use of restricted and phantom units, is used to (1) recognize promotions of executives into positions of significant responsibilities; (2) recognize significant accomplishments of executives, particularly as the accomplishments impact growth, profits and/or competitive positioning; and (3) attract and retain high level executive talent.

Oversight of Executive Compensation Program

        The compensation committee of our general partner administers our executive officer compensation program. The compensation committee is primarily responsible for reviewing, approving and reporting to the board on major compensation and benefits plans, policies and programs of the Partnership; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the chief executive officer ("CEO") base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the board, either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

        The CEO submits annual base compensation, incentive-compensation and equity-based compensation recommendations of senior executive officers below the CEO to the compensation committee based on each executive's contribution to our performance and each executive's responsibilities and management abilities. The compensation committee evaluates compensation with reference to our financial and operating performance, distribution performance, relative unitholder total return for the prior fiscal year, competitive compensation data of executives in our marketplace and each executive's individual performance evaluation, length of service with the company and previous work experience. The compensation committee annually advises the board on the compensation to be paid to the executive officers and approves the compensation for executive officers.

        The compensation committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist it in the evaluation of director, CEO and executive officer compensation, as appropriate. The committee has sole authority to approve the consultant's fees and other retention terms and shall have authority to cause us to pay the fees and expenses of such consultants. The committee shall also have authority to obtain advice and assistance from internal or external legal, accounting or other advisors, to approve the fees and expenses of such outside advisors, and to cause us to pay the fees and expenses of such outside advisors. The compensation committee formed a search committee and engaged Heidrick & Struggles to identify potential new CEO candidates; but otherwise did not engage a compensation consultant to assist it in determining executive compensation for our fiscal year ending December 31, 2007.

Elements of Compensation

        Our general partner's executive compensation program currently consists of the following elements:

  •
  base salaries;

  •
  annual incentive cash bonuses; and

  •
  long-term incentive compensation.

Base Salaries

        Base salary for each executive officer is determined annually by an assessment of our overall financial and operating performance, each executive officer's performance evaluation, changes in executive officer responsibilities and relevant marketplace data. While many aspects of performance can be measured in financial terms, the compensation committee also evaluates senior management in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities, as well as the executive's involvement in industry groups and in the communities that we serve. Our general partner seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace. Our general partner believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and each executive's performance evaluation, length of service with the company and previous work experience. Individual salaries are generally established in alignment with these considerations to ensure the attraction, development and retention of superior talent, as well as in relation to individual executive performance. Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance.

        Base salaries in 2007 for the Chief Financial Officer ("CFO") and the Vice President of Operations and Engineering were set based on (1) the latest available financial results of operations; (2) each executive's performance evaluation; and (3) the comparable base salaries of executives within our marketplace and our most recent third-party industry compensation survey. The CFO's annual base salary was $225,000 for the period of November 2006 through October 2007. The CFO's current annual base salary, established at the compensation committee's meeting in November 2007, is $255,000 and approximates the median annual base salaries within our marketplace for 2006 and our most recent third-party industry compensation survey for his position. The Vice President of Operations and Engineering's annual base salary was $160,000 for the period of March 2006 through February 2007. The Vice President of Operations and Engineering's current annual base salary, established at the compensation committee's meeting in March 2007, is $190,000 and approximates the median annual base salary within our most recent third-party industry compensation survey for his position. The annual base salary for our Vice President of Operations and Engineering will be addressed at the compensation committee meeting to be held in March 2008. The CEO's annual base salary was $260,000 for the period of June 2007 through October 2007 based on previous work experience. The CEO's current annual base salary, established at the compensation committee's meeting in November 2007, is $290,000 and approximates 83% of the median annual base salary within our marketplace for 2006 for his position. The CEO's current annual base salary was set based on his initial performance evaluation. Also, in January 2008, an annual base salary of $200,000 was established for a new Vice President of Business Development to join our team in early 2008, primarily determined by the comparable base salaries of similar executives within our marketplace.

Annual Incentive Cash Bonus

        Annual incentive cash bonuses are intended to compensate executive officers for achieving our annual financial goals and for achieving measurable individual annual performance objectives. Annual cash bonuses are 100% discretionary and are determined by our financial and operating performance relative to financial goals, distribution performance, relative unitholder total return for the prior fiscal year, the executive's performance evaluation and the median incentive cash bonuses of executive officers within our marketplace. The compensation committee approves the annual incentive award, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations. EBITDA, natural gas sales, NGL sales and distributions per unit increased 79%, 42%, 70% and 34%, respectively in 2006 as compared to 2005. Our unitholder total return for 2006 was approximately 56% compared to the median for our marketplace of approximately 38%. Discretionary cash bonuses were awarded in March 2007 to our past CEO, CFO, and the Vice President of Operations and Engineering in the amounts of $150,000, $123,750 and $88,000, respectively, representing approximately 55%, 124% and 69% of the median incentive cash bonuses for such positions within our marketplace for 2005. The past Vice President of Business Development received a discretionary cash bonus of $51,000 in March 2007. Discretionary cash bonuses for our three named executive officers and our past Vice President of Business Development are to be addressed at the compensation committee meeting to be held in March 2008.

Long-Term Incentive Compensation

        Our general partner adopted the Hiland Partners, LP Long-Term Incentive Plan for the employees and directors of our general partner and the employees of its affiliates. The compensation plan is administered by the compensation committee of our general partner's board of directors and will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        The long-term incentive compensation plan is designed to reward executives and other key employees for the attainment of financial goals and other performance objectives approved annually by the compensation committee and to encourage responsible and profitable growth while taking into account non-routine factors that may be integral to our success. Long-term incentive compensation in the form of equity grants of our common units, such as incentive unit option grants and grants of restricted units and phantom units, are used to incent performance that leads to enhanced unitholder value, encourage retention and closely align the executive's interests with unitholders' long-term interests. Equity grants provide a vital link between the long-term results achieved for our unitholders and the rewards provided to executives and other key employees. The equity grants we adopted upon the formation of our long-term incentive compensation plan were designed to be comparable with long-term incentive plans of other midstream and pipeline master limited partnerships.

        Under the unit option grant agreement, granted options of common units vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested unit options are exercisable within the option's contractual life of ten years after the grant date. Restricted units vest in quarterly increments over a four-year period from the date of issuance. Phantom units vest in increments and over a period of time as determined by the compensation committee. Unvested unit options, restricted units and phantom units generally become fully vested upon the disability, death or termination other than for cause of the holder or a change of control of our general partner. If the holder ceases to be an officer or employee of our general partner for any other reason, his or her unvested unit options, restricted units or phantom units are forfeited. Unit option awards are less attractive than restricted units or phantom units to the recipient because the fair value of the unit option at the grant date is generally less than the fair value of the restricted unit or phantom unit at the grant date, which bears no cost to the recipient.

        The size of the unit option, restricted unit and phantom unit grants is determined relative to our size and our market, employee qualifications and position, as well as master limited partnership peer group data. All grants to executive officers require board approval. Neither our general partner nor the compensation committee has a program, plan or practice to time options or grants to its executives in coordination with the release of material nonpublic information. Any unit options, restricted units or phantom units grants made to non-executive employees typically will occur concurrently with grants to named executive officers. All unit options are granted at the fair market value of our units on the date of grant. The compensation committee determines the aggregate amounts, terms and timing of unit option, restricted unit and phantom unit awards. The number of units covered by each award reflects the executive's level of responsibility along with past and anticipated future contributions to us. Initially, based on comparable options granted to executives of similar midstream and pipeline master limited partnerships at their respective initial public offerings, the past CEO recommended to the chairman of the board the number of options to be granted to executive officers and key employees at our initial public offering in February 2005. In November 2005, the compensation committee approved 15,000 and 13,000 unit options to be granted to an additional Vice President of Operations and Engineering and a Vice President of Business Development, respectively, on their hire dates in early 2006. In November 2006, the compensation committee approved 3,000 restricted units to be granted to the Vice President of Operations and Engineering. In June 2007, the compensation committee approved 10,000 phantom units to be granted to our current CEO. In November 2007, the compensation committee approved 5,000 phantom units to be granted to the CFO, 5,000 phantom units to be granted to the Vice President of Operations and Engineering and 21,825 phantom units to be granted to key employees. In December 2007, our CEO awarded 1,000 phantom units to a key employee. The compensation committee also approved 7,500 phantom units to be granted to the Vice President of Business Development upon his appointment in February 2008.

Employment, Change in Control and Salary Continuation Agreements

        No employment agreements exist with any employee of our general partner.

        Change in control agreements exist only with respect to all unexercised unit options, restricted units and phantom units held by all employees and directors of our general partner which in the event of any of the following change of control events become fully vested and exercisable. A change of control generally shall be deemed to occur upon the occurrence of one or more of the following events:

(i) any sale, lease, exchange or other transfer or disposition of all or substantially all of the assets of the Partnership to any party not affiliated with the Partnership and/or any of our affiliates; (ii) the consolidation, reorganization, merger or other transaction pursuant to which more than 50% of the combined voting power of the outstanding equity interests in the Partnership cease to be directly or indirectly owned by our current majority owner group or their affiliate; or (iii) our general partner ceases to be the general partner of the Partnership. If a qualifying change in control event had occurred as of December 31, 2007, the estimated value of payments and benefits that would inure to the benefit of the executive officers and directors as a group would have been approximately $2.4 million.

        Our general partner currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of our general partner other than the change in control agreements described above.

Hiland Holdings GP, LP Class B Common Units

        In connection with our initial public offering on February 15, 2005, our general partner issued Class B member interests in our general partner to our past CEO and CFO as compensation for services to be rendered exclusively for the benefit of our general partner. In addition, in connection with the initial public offering of Hiland Holdings GP, LP on September 25, 2006, Class B common units in Hiland Holdings, GP, LP, who, at that time, became a majority common unitholder of Hiland Partners, LP, were issued to our past CEO and CFO as consideration for their unvested Class B member interests in our general partner. The Hiland Holdings GP, LP Class B common units have substantially identical rights as Hiland Holdings GP, LP common units and, upon vesting, become convertible at the election of the holder into common units. Prior to conversion, the Class B common units are non-transferable. The Class B common units vested in equal increments on February 15, 2007 and February 15, 2008. In February and April 2007, our past CEO elected to convert his vested Class B common units to common units. In April 2007, our past CEO resigned and his unvested Class B common units in Hiland Holdings, GP, LP, were forfeited and transferred to the Hiland Holdings GP, LP's contributing parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests in connection with their formation. In February 2008, our CFO elected to convert his Class B common units to common units.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our CEO, our CFO and three other most highly compensated executive officers employed in 2007 and 2006:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Unit Awards ($)(4)		Option Awards ($)(5)		All Other Compensation ($)(3)		Total ($)
Joseph Griffin—President and Chief Executive Officer	2007		$137,494		$40,000		$154,426		$—		$31,667		$363,587
Randy Moeder—Past President and Chief Executive Officer	2007 2006	$ $	101,021 231,058	$ $	130,000 85,000	$ $	— —	$ $	29,342 52,534	$ $	5,577 10,855	$ $	265,940 379,447
Ken Maples—Vice President-Finance, Secretary and Chief Financial Officer	2007 2006	$ $	218,318 192,490	$ $	113,750 55,000	$ $	17,306 —	$ $	11,838 32,834	$ $	10,687 9,560	$ $	371,899 289,884
Robert Shain—Vice President of Operations and Engineering	2007 2006	$ $	184,961 126,151	$ $	88,000 40,000	$ $	95,217 4,071	$ $	20,559 27,858	$ $	9,154 69,950	$ $	397,891 268,030
Ron Hill—Past Vice President of Business Development	2007 2006	$ $	166,211 147,692	$ $	51,000 —	$ $	2,855 —	$ $	17,792 37,624	$ $	8,250 3,173	$ $	246,108 188,489
Clint Duty—Past Vice President of Operations and Engineering	2006		$46,577		$—		$—		$12,325		$2,598		$61,500

(1)
Salary includes base salary and payment in respect of accrued vacation, holidays and sick days. Mr. Griffin was appointed President, CEO and director on June 19, 2007. Mr. Moeder left our employment on April 16, 2007 and Mr. Duty left our employment on April 14, 2006.

(2)
Bonuses paid in 2007 were awarded in March 2007. Bonuses paid in 2006 to Mr. Moeder and Mr. Maples were awarded in March 2006. Mr. Griffin and Mr. Shain were each awarded a sign on bonus of $40,000 on their respective dates of hire in 2007and 2006.

(3)
Mr. Griffin was awarded 10,000 phantom units on June 19, 2007. The phantom units vest equally on the anniversary of the grant date over a four year period. Periodic distributions on Mr. Griffin's phantom units are held in trust by our general partner until the units vest. On November 6, 2007 Messrs. Maples, Shain and Hill were awarded phantom units that also vest equally on the anniversary of the grant date over a four year period. The units awarded on November 6, 2007 do not accumulate distributions. Mr. Shain was awarded 3,000 restricted units at $48.85 per unit on November 10, 2006. Mr. Shain's restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years and periodic distributions are held in trust by our general partner until the units vest.

(4)
Mr. Moeder, Mr. Maples and Mr. Duty were granted 32,000, 20,000 and 20,000 unit options, respectively, at an exercise price of $22.50 per unit on February 10, 2005. The grant date fair value of $5.11 per unit was determined in accordance with FAS 123R using the American Binomial option-pricing model. Mr. Duty forfeited his remaining unvested 13,333 unit options when he left our employment. Mr. Hill was hired on January 5, 2006 and was awarded 13,000 unit options at a per unit exercise price of $38.72 with a grant date fair value of $4.82 per unit. Mr. Shain was hired on March 20, 2006 and was awarded 15,000 unit options at a per unit exercise price of $40.70 with a grant date fair value of $3.91 per unit. The exercise price of the options granted equaled the market price of the units on the grant date. The fair value of each option granted, as determined in accordance with SFAS 123R, was estimated on the date of grant using the American Binomial option-pricing model. All unit options vest over a three-year period beginning on their respective date of grant. We adopted SFAS 123R on January 1, 2006. Prior to 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the unit-based compensation awards and recorded no expense in 2005 on the options granted in 2005.

(5)
All other compensation includes our discretionary contributions to our defined contribution retirement plan under which we make contributions to the plan based on a percentage of eligible employees' compensation. Additionally, in 2007 we paid relocation expenses of $31,667 for Mr. Griffin in 2007 and $68,104 for Mr. Shain in 2006.

Grants of Plan Based Awards

        The following table provides information regarding unit options and restricted and phantom units awarded in 2007 and 2006:

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Base Price of Unit Awards ($/Unit)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Option Awards ($/Unit)
Mr. Griffin	6/19/2007	10,000	$54.50	—	—	—
Mr. Maples	11/6/2007	5,000	$48.80	—	—	—
Mr. Shain	11/6/2007	5,000	$48.80	—	—	—
Mr. Hill	11/6/2007	825	$48.80	—	—	—

        Mr. Griffin's was awarded 10,000 phantom units in June 2007. Mr. Griffin's phantom units vest in four year annual increments and periodic distributions on his unvested units are held in trust by our general partner until the units vest. Messrs. Maples, Shain and Hill were awarded 5,000, 5,000 and 825 phantom units, respectively, in November 2007. Messrs. Maples, Shain and Hill's phantom units also vest in four year annual increments, but do not accumulate distributions on the unvested units.

Outstanding Equity Awards at Fiscal Year-End Table

        The following table provides information regarding outstanding awards that have been granted, but the ultimate outcomes of which have not been realized:

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted and Phantom Units That Have Not Vested (#)	Market Value of Units and Options That Have Not Vested ($)
Mr. Griffin(1)	—	—	$—	—	10,000	$505,500
Mr. Maples(2)	6,667	6,666	$22.50	02/10/15	5,000	$252,750
Mr. Shain(3)	5,000	10,000	$40.70	03/20/16	7,250	$464,988
Mr. Hill(4)	4,333	4,334	$38.72	01/05/16	825	$84,394

(1)
Mr. Griffin's phantom units vest in quarterly annual increments over four years from the June 19, 2007 grant date.

(2)
The last one-third of Mr. Maples' 20,000 unit options awarded on February 10, 2005 vested on February 10, 2008. Mr. Maples' 5,000 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date.

(3)
Mr. Shain's 15,000 unit options awarded on March 20, 2006 vest in one-third annual increments. Mr. Shain's 5,000 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date and 2,250 of his 3,000 restricted units granted on November 10, 2006 vest in one-third annual increments over the remaining period beginning on November 10, 2007.

(4)
One-third, or 4,333 of Mr. Hill's unit options awarded on January 5, 2006 vested on January 5, 2008. The remainder vest on January 5, 2009. Mr. Hill's 825 phantom units vest in quarterly annual increments over four years from the November 6, 2007 grant date.

Option Exercises and Units Vested Table

        The table presented below provides information of the values realized upon the exercise of options during 2007 and 2006 based on the difference between the market price of the underlying units at exercise and the exercise or base price of the unit options:

OPTION EXERCISES AND UNITS VESTED

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized Upon Vesting ($)
Mr. Moeder	12,566	$418,843	—	$—
Mr. Shain	—	$—	750	$36,024
Mr. Hill	4,333	$70,462	—	$—

        No restricted units granted to executive officers vested in 2006.

Director Compensation

        Generally, Mr. Harold Hamm, the chairman of the board of directors of our general partner and a non-employee director, receives no form of director compensation whatsoever. Mr. Hamm did,

however, serve on a CEO search committee formed to secure a replacement for our past CEO, who resigned in April 2007. Mr. Griffin, our CEO and Mr. Maples our CFO, who are employees of our general partner, are also non-compensated members of the board of directors of our general partner. Mr. Moeder, our past CEO was also a non-compensated member of the board of directors of our general partner. The table below shows the total compensation paid in 2007 to each of our current non-employee directors:

DIRECTOR COMPENSATION

Name	Annual Base Fee(1) ($)	Committee Fees ($)	Restricted Unit Awards(2) ($)	Restricted Unit Distributions(3) ($)	Total ($)
Harold Hamm	$—	$10,500	$—	$—	$10,500
Michael L. Greenwood	$31,000	$9,000	$52,460	$3,374	$95,834
Edward D. Doherty	$31,000	$4,000	$52,460	$3,374	$90,834
Rayford T. Reid	$31,000	$13,500	$52,460	$3,374	$100,334
Shelby E. Odell	$31,000	$4,000	$49,420	$3,374	$87,794
John T. McNabb, II	$31,000	$20,500	$52,460	$1,429	$105,389
Dr. David L. Boren	$31,000	$15,000	$52,460	$1,429	$99,889

(1)
Includes an annual base fee of $25,000 per director plus $1,500 per director for each quarterly board of directors meeting attended.

(2)
The value shown is the number of restricted units granted in 2007 times the closing price of our units on the day of grant. The value given does not reflect a reduction for the fact that the shares are subject to potential forfeiture in the event the director leaves the board before the four-year vesting period. In 2007, all non-employee directors each received 1,000 restricted units on their anniversary date.

(3)
Represents the aggregate cash distributions paid at the time the units vested on all restricted units held by the director.

        No additional remuneration is paid to officers of our general partner who also serve as directors. Our independent directors receive (a) a $25,000 annual cash retainer fee, (b) $1,500 for each regularly scheduled meeting attended, (c) $750 for each special meeting attended and (d) 2,000 restricted units upon becoming a director and 1,000 restricted units on each anniversary date of becoming a director and (e) during 2007, CEO search committee fees to secure a replacement for our CEO who resigned in April 2007. The restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years. In addition to the foregoing, each director who serves on a committee receives $1,000 for each committee meeting attended, the chairman of our audit committee receives an annual retainer of $5,000 and the chairmen of our other committees receive an annual retainer of $2,500. In addition, each independent director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Reimbursement of Expenses of Our General Partner

        Our general partner will not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf. These expenses include the cost of employee, officer and director compensation benefits properly allocable to our partnership and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its discretion. There is no cap on the amount that may be paid or reimbursed to our general partner for compensation or expenses incurred on our behalf. CLR currently provides us with certain general and administration services. For a description of these services, please read "Certain Relationships and Related Party Transactions—Agreements with Harold Hamm and His Affiliates—Omnibus Agreement—Services." In the omnibus agreement, CLR agreed to continue to provide these services to us for two years after our initial public offering, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR. The remainder of general and administration services provided by CLR under this agreement expired on February 15, 2007.

Long-Term Incentive Plan

        Our general partner has adopted the Hiland Partners Long-Term Incentive Plan for employees and directors of our general partner and employees of its affiliates. The plan is intended to promote our interests and the interests of our general partner by providing to employees and directors of our general partner and its affiliates incentive compensation awards for superior performance that are based on units. The plan is also contemplated to enhance the ability of our general partner, its affiliates or us to attract and retain the services of individuals who are essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business. The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of our general partner's board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        Our general partner's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

        Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee's period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and our general partner or its affiliates. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

        Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee's discretion. The compensation committee, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units.

        We intend for the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

        Unit Options.    The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees and directors containing such terms as the committee shall determine. Except in the case of substitute options granted to new employees or directors in connection with a merger, consolidation or acquisition, unit options may not have an exercise price that is less than the fair market value of the units on the date of grant. In addition, unit options granted will generally become exercisable over a period determined by the compensation committee and, in the compensation committee's discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. The unit options will become exercisable upon a change in control of us or of our operating company. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant's right will pass by will or the laws of descent and distribution. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement or the option agreement between the grantee and our general partner or its affiliates. If the exercise of an option is to be settled in common units rather than cash, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option. The plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

        Unit Option Grant Agreement.    As of January 1, 2008, we have outstanding unit options to officers, directors and employees of our general partner to purchase an aggregate of 75,041 common units with a weighted average exercise price of $31.11. Please see the option grant table above for a description of grants made to named executive officers during 2006 and 2005. No unit options were granted in 2007. Under the unit option grant agreements, the options vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years. In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following

  •
  the grantee becomes disabled;

  •
  the grantee dies;

  •
  the grantee's employment is terminated other than for cause; and

  •
  upon a change of control of the Partnership..

        In February 2007, one third of the remaining 123,000 unit options granted on February 10, 2005 vested and 1,899 units granted to our past CEO vested in April 2007 as provided for in his termination agreement. Of the 42,899 units that vested, 38,327 were exercised in 2007, resulting in cash contributions to us of $0.9 million. During 2007, 9,767 unit options granted on February 10, 2005 were forfeited. The remaining 29,334 unit options granted on February 10, 2005 vested on February 10, 2008 and on January 5, 2008, 4,333 unit options granted on January 5, 2006 also vested. Of the total 33,667 units vested 22,039 were exercised in February 2008 resulting in cash contributions to us of $0.6 million.

Report of the Compensation Committee

        The compensation committee of the Board of Directors of Hiland Partners GP, LLC administers the executive compensation program of Hiland Partners, LP. The compensation committee is primarily responsible for reviewing, approving and reporting to the Board of Directors of Hiland Partners GP, LLC on major compensation and benefits plans, policies and programs of Hiland Partners, LP; reviewing and evaluating the performance and approving the compensation of senior executive officers; and overseeing management development programs, performance assessment of senior executives and succession planning. Other specific duties and responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the CEO base compensation, incentive-compensation plans and equity-based plans; evaluating the CEO's performance in light of those goals and objectives, and recommending to the Board of Directors, either as a committee or together with the other independent directors, the CEO's compensation levels based on this evaluation; and producing the required annual report on executive compensation. The compensation committee annually evaluates the effectiveness of the executive compensation program in meeting its objectives.

        As required by applicable regulations of the Securities and Exchange Commission, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the compensation committee recommended to the Board of Directors of Hiland Partners GP, LLC that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

        Respectively submitted on March 7, 2008 by the members of the compensation committee of the Board of Directors of Hiland Partners GP, LLC:

Harold Hamm, Chairman
John T. McNabb, II
Rayford T. Reid

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Beneficial Ownership Of Hiland Partners, LP.    The following table sets forth the beneficial ownership of our units as of March 7, 2008 held by each person who beneficially owned more than 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of our general partner.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Harold Hamm(1)(2)(3)	1,301,471	24.9%	4,080,000	100.0%	57.8%
Joseph L. Griffin(1)	—	—	—	—	—
Ken Maples(1)(2)(4)	13,333	—	—	—	—
Robert Shain(1)(5)	13,000	*	—	—	*
Matthew S. Harrison(1)	—	—	—	—	—
Michael L. Greenwood(1)(2)(6)	12,291	*	—	—	*
Edward D. Doherty(1)(2)(6)	4,000	*	—	—	*
Rayford T. Reid(1)(2)(6)	10,818	*	—	—	*
Shelby E. Odell(1)(2)(6)	4,000	*	—	—	*
John T. McNabb, II(1)(7)	3,000	*	—	—	*
Dr. David L. Boren(1)(7)	3,000	*	—	—	*
Kayne Anderson Capital Advisors, L.P.(8)	377,292	7.2%	—	—	4.1%
Swank Capital, LLC(9)	527,527	10.1%	—	—	5.7%
All directors and executive officers as a group	1,365,247	26.1%	4,080,000	100.0%	58.5%

*
Less than 1%.

(1)
The address of this person is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

(2)
These individuals each hold an ownership interest in Hiland Holdings GP, LP as indicated in the following table.

(3)
Mr. Hamm indirectly owns 97.9% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings GP, LP. Accordingly, Mr. Hamm is deemed to be the beneficial owner of the 1,301,471 common units and 4,080,000 subordinated units held by Hiland Holdings GP, LP.

(4)
These units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(5)
2,250 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years and 10,000 of these units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(6)
1,000, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of two, three and four years, respectively.

(7)
1,500 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of three and four years, respectively.

(8)
The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(9)
The address of this person is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

        Beneficial Ownership of Hiland Holdings GP, LP.    The following table sets forth the beneficial ownership of units of Hiland Holdings GP, LP as of March 7, 2008 held by each person who beneficially owned more than 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of Hiland Holdings GP, LP.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Harold Hamm(2)	7,732,884	35.8%
Harold Hamm DST Trust(2)	3,225,650	14.9%
Harold Hamm HJ Trust(2)	2,150,218	9.9%
Michael L. Greenwood(3)	3,000	*
Edward D. Doherty(3)	3,500	*
Rayford T. Reid(3)	28,000	*
Shelby E. Odell(3)	8,000	*
Dr. Cheryl L. Evans(3)	3,500	*
Dr. Bobby B. Lyle(3)	53,000	*
All directors and executive officers as a group	7,831,884	36.2%

    *
    Less than 1%.

    (1)
    The address of each person listed above is 205 West Maple, Suite 1100, Enid, Oklahoma 73701, except for the Harold Hamm DST Trust and the Harold Hamm HJ Trust, which Mr. Bert Mackie is the trustee for both trusts and his address is 302 N. Independence, Enid, Oklahoma 73701.

    (2)
    Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust have a 90.7%, 5.6% and a 3.7% ownership interest, respectively, in Continental Gas Holdings, Inc., which beneficially owns 8,481,350 common units. The units held by Continental Gas Holdings, Inc. are reported in this table as beneficially owned by Mr. Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust in proportion to their respective ownership interest in Continental Gas Holdings, Inc. The address of Continental Gas Holdings, Inc. is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

    (3)
    1,000 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of four years and 1,500 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years.

        Beneficial Ownership of Our General Partner Interest.    Hiland Holdings GP, LP owns all of our 2% general partner interest, all of our incentive distributions rights, 1,301,471 of our common units and 4,080,000 of our subordinated units.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        For a discussion of director independence, see Item 10. "Directors and Executive Officers of the Registrant."

        Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust own 60.6% of Hiland Holdings GP, LP, who owns all of our 2% general partner interest, all of our incentive distributions rights, 1,301,471 of our common units and 4,080,000 of our subordinated units.

Distributions and Payments to Our General Partner and its Affiliates

        Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses, salaries and benefits for all of our employees and other corporate overhead. Our general partner determines the amount of these expenses. In the omnibus agreement, CLR agreed to continue to provide certain general and administrative services to us for two years after our initial public offering, at the lower of CLR's cost to provide the services or $50,000 per year. During the third quarter of 2006, we hired a director of information technology and a director of human resources and transitioned these services away from CLR. The remainder of general and administration services provided by CLR under this agreement expired on February 15, 2007. Please read "—Omnibus Agreement—Services" below. In addition, our general partner owns the 2% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

Omnibus Agreement

        Upon the closing of our initial public offering, we entered into an omnibus agreement with CLR, Hiland Partners, LLC, Harold Hamm, Continental Gas Holdings, Inc. and our general partner that addressed the following matters:

  •
  Harold Hamm's agreement not to compete and to cause his affiliates (including CLR) not to compete with us under certain circumstances;

  •
  an indemnity by CLR, Hiland Partners, LLC and Continental Gas Holdings, Inc. for prior tax liabilities resulting from the assets contributed to the partnership;

  •
  an indemnity by CLR for liabilities associated with oil and gas properties conveyed by CGI to CLR by dividend; and

  •
  our two-year exclusive option to purchase the Bakken gathering system owned by Hiland Partners, LLC.

  •
  for a two-year period, CLR will provide certain general and administrative services;

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

  •
  the death of Harold Hamm; and

  •
  February 15, 2010.

Indemnification

        CLR, Hiland Partners, LLC and Continental Gas Holdings, Inc. agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by such entities to us prior to the closing of our initial public offering. In addition, CLR agreed to indemnify us for a period of five years from the closing date of our initial public offering for liabilities associated with oil and gas properties conveyed by CGI to CLR by dividend.

Contracts with CLR

Compression Services Agreement

        In connection with our initial public offering, we entered into a four-year compression services agreement with CLR as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Contracts—Compression Services Agreement." For the years ended December 31, 2007 we received revenues of $4.8 million from CLR under this arrangement.

Gas Purchase Contracts

        We purchase natural gas and NGLs from CLR and its affiliates. We purchased natural gas and NGLs from CLR and its affiliates in the amount of approximately $60.1 million for the years ended December 31, 2007.

Badlands Purchase Contract

        On November 8, 2005, we entered into a new 15-year definitive gas purchase agreement with CLR under which we will gather, treat and process additional natural gas, which is produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract. In return, we will receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36 Bcf of natural gas gathered. The board of directors, as well as the conflicts committee of the board of directors, of our general partner have approved the agreement.

        In order to fulfill our obligations under the agreement, we expanded our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. This expansion project included the construction of a 40,000 Mcf/d nitrogen rejection plant, which became operational in the third quarter of 2007, and the expansion of our existing Badlands field-gathering infrastructure.

Other Agreements

        Historically, our predecessor and Hiland Partners, LLC have contracted for down hole well services, fluid supply and oil field services from businesses in which Harold Hamm and members of his family have historically owned equity interests. Mr. Hamm and members of his family sold these businesses to Complete Production Services, Inc. in October 2004. Mr. Hamm is currently a director and stockholder of Complete Production Services. Payments made for these services by our predecessor and Hiland Partners, LLC on a combined basis were $305,000 during the year ended December 31, 2007. We have continued to obtain services from these companies following the completion of our initial public offering. Based on various bids received by our general partner from unaffiliated third parties, our general partner believes that amounts paid for these services are comparable to amounts which would be charged by an unaffiliated third party.

        We lease office space under operating leases from an entity wholly owned by Harold Hamm. Rents paid under these leases totaled approximately $143,000 for the year ended December 31, 2007. These rates are consistent with the rates charged to other non-affiliated tenants in the building which we office.

        In connection with the completion of our initial public offering, we adopted an ethics policy that requires related party transactions be reviewed to ensure that they are fair and reasonable to us. This requirement is also contained in our partnership agreement.

        While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that our board of directors may utilize in connection with resolutions of potential conflicts of interest, including referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters. For a discussion of our conflicts committee, see Item 10. ""Directors and Executive Officers of the Registrant."

Item 14.    Principal Accountant Fees and Services

        Our audit committee has adopted an audit committee charter, which is available on our Web site at www.hilandpartners.com. The charter requires our audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Our audit committee ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Hiland Partners, LP for the year ended December 31, 2007. Audit fees paid to Grant Thornton LLP in 2007 include payments for our annual integrated audit, review of documents filed with the Securities and Exchange Commission, Sarbanes Oxley Section 404 attest services and review of our quarterly reports on Form 10-Q. Fees for audit related services relate to consultation regarding various business transactions. Tax fees include tax compliance, tax planning and acquisition matters. Fees paid in 2006 to Grant Thornton LLP for audit services included fees associated with the annual audit, regulatory filings required in our initial and secondary public offerings, preparation for Sarbanes-Oxley Section 404 attest services and reviews of our quarterly reports on Form 10-Q. Additional fees paid to Grant Thornton LLP for audit-related services consisted of consultation regarding an acquisition and for tax, which consisted of compliance and advisory services. Fees paid to Grant Thornton LLP for the periods indicated are as follows:

	2007	2006
Audit Fees	$338,000	$372,000
Audit Related Fees	11,000	8,000
Tax Fees	121,000	165,000
All Other Fees	—	—

Total	$470,000	$545,000

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements

        The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

  (b)
  Other Information

        None.

EXHIBITS

Exhibit Number		Description
2.1	—	Acquisition Agreement by and among Hiland Operating, LLC and Hiland Partners, LLC dated as of September 1, 2005 (incorporated by referenced to Exhibit 2.1 of Registrant's Form 8-K filed September 29, 2005)
3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant's annual report on Form 10-K filed on March 30, 2005)
3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant's Form 8-K filed on September 29, 2006)
10.1	—
Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Registrant's annual report on Form 10-K filed on March 30, 2005)
10.2*	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
10.3	—
Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and Continental Resources, Inc. (incorporated by reference to exhibit 10.3 of Registrant's annual report on Form 10-K filed on March 30, 2005)
†10.4	—	Gas Purchase Contract between Continental Resources, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
†10.5	—	Gas Purchase Contract Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
†10.6	—	Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))

†10.7	—	Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
10.8	—
Contribution, Conveyance and Assumption Agreement among Hiland Partners, LP, Hiland Operating, LLC, Hiland GP, LLC, Hiland LP, LLC, Continental Gas, Inc., Hiland Partners GP, LLC, Hiland Partners, LLC, Continental Gas Holdings, Inc., Hiland Energy Partners, LLC, Harold Hamm, Harold Hamm HJ Trust, Harold Hamm DST Trust, Equity Financial Services, Inc., Randy Moeder, and Ken Maples effective as of February 15, 2005 (incorporated by reference to exhibit 10.8 of Registrant's annual report on Form 10-K filed on March 30, 2005)
10.9*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
10.10	—
Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.11 of Registrant's annual report on Form 10-K filed on March 30, 2005)
10.11*	—	Director's Compensation Summary (incorporated by reference to exhibit 10.11 of Registrant's annual report on Form 10-K filed on March 30, 2005)
10.12*	—	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on November 14, 2005)
10.13	—
First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on September 29, 2005)
10.14	—	Gas Purchase Agreement among Hiland Partners, LP and Continental Resources, Inc. dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on November 10, 2005)
10.15	—	Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on May 3, 2006)
10.16	—
Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Enogex Gas Gathering, L.L.C. (incorporated by reference to exhibit 10.2 of Registrants form 8-K filed on May 3, 2006)
10.17	—
Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on June 13, 2006)
10.18	—
Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on September 29, 2006)
10.19	—
Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on March 15, 2007)

10.20	—
Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on July 18, 2007)
10.21	—	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on November 13, 2007)
10.22	—
Fourth Amendment, dated as of February 6, 2008, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on February 12, 2008)
19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant's annual report on Form 10-K filed on March 30, 2005)
21.1	—	List of Subsidiaries of Hiland Partners, LP (incorporated by reference to exhibit 21.1 of Registrant's annual report on Form 10-K filed on March 30, 2005)
23.1	—	Consent of Grant Thornton LLP
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*
Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 14th day of March, 2008.

HILAND PARTNERS,
By: Hiland Partners GP, LLC, its general partner
By:	/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 14th day of March, 2008.

Signature	Title

/s/ HAROLD HAMM Harold Hamm	Chairman of the Board
/s/ JOSEPH L. GRIFFIN Joseph L. Griffin	Chief Executive Officer, President and Director
/s/ KEN MAPLES Ken Maples	Chief Financial Officer, Vice President—Finance, Secretary and Director
/s/ MICHAEL L. GREENWOOD Michael L. Greenwood	Director
/s/ EDWARD D. DOHERTY Edward D. Doherty	Director
/s/ RAYFORD T. REID Rayford T. Reid	Director
/s/ SHELBY E. ODELL Shelby E. Odell	Director
/s/ JOHN T. MCNABB, II John T. McNabb, II	Director
/s/ DR. DAVID L. BOREN Dr. David L. Boren	Director

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d -15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

            (i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

        Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting. This report, dated March 13, 2008, appears on page F-3.

/S/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer March 13, 2008
/S/ KEN MAPLES Ken Maples Chief Financial Officer March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP, LLC

        We have audited internal control over financial reporting of Hiland Partners, LP and subsidiaries (the Partnership) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in partners' equity and comprehensive income for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP, LLC

        We have audited the accompanying consolidated balance sheets of Hiland Partners, LP and subsidiaries (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in partners' equity and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hiland Partners, LP and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on a modified prospective basis as of January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 13, 2008

HILAND PARTNERS, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,497	$10,386
Accounts receivable:
Trade	31,841	23,702
Affiliates	1,479	1,284

	33,320	24,986
Fair value of derivative assets	2,718	4,707
Other current assets	1,155	725

Total current assets	47,690	40,804
Property and equipment, net	319,320	252,801
Intangibles, net	41,102	46,561
Fair value of derivative assets	418	1,955
Other assets, net	1,943	1,695

Total assets	$410,473	$343,816

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$24,709	$19,032
Accounts payable—affiliates	7,880	4,412
Fair value of derivative liabilities	8,238	1,902
Accrued liabilities and other	2,075	1,173

Total current liabilities	42,902	26,519
Commitments and contingencies (Note 7)
Long-term debt	226,104	147,064
Fair value of derivative liabilities	141	291
Asset retirement obligation	2,159	2,196
Partners' equity
Limited partners' interest:
Common unitholders (5,214,323 and 5,166,413 units issued and outstanding at December 31, 2007 and December 31, 2006, respectively)	130,066	139,781
Subordinated unitholders (4,080,000 units issued and outstanding)	10,774	19,913
General partner interest	4,056	3,696
Accumulated other comprehensive income (loss)	(5,729)	4,356

Total partners' equity	139,167	167,746

Total liabilities and partners' equity	$410,473	$343,816

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Midstream operations
Third parties	$269,769	$210,732	$157,138
Affiliates	3,455	4,135	5,246
Compression services, affiliate	4,819	4,819	4,217

Total revenues	278,043	219,686	166,601

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	135,134	105,884	87,247
Midstream purchases—affiliate (exclusive of items shown separately below)	60,078	50,309	45,842
Operations and maintenance	23,279	16,071	7,359
Depreciation, amortization and accretion	29,855	22,130	11,112
General and administrative expenses	7,587	4,994	2,470

Total operating costs and expenses	255,933	199,388	154,030

Operating income	22,110	20,298	12,571

Other income (expense):
Interest and other income	430	323	192
Amortization of deferred loan costs	(410)	(407)	(484)
Interest expense	(11,346)	(5,532)	(1,942)

Other income (expense), net	(11,326)	(5,616)	(2,234)

Net income	10,784	14,682	10,337
Less income attributable to predecessor	—	—	493
Less general partner interest in net income	4,526	2,409	464

Limited partners' interest in net income	$6,258	$12,273	$9,380

Net income per limited partners' unit—basic	$0.67	$1.37	$1.33

Net income per limited partners' unit—diluted	$0.67	$1.36	$1.32

Weighted average limited partners' units outstanding—basic	9,284	8,961	7,034

Weighted average limited partners' units outstanding—diluted	9,334	9,010	7,086

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$10,784	$14,682	$10,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,739	22,064	11,083
Accretion of asset retirement obligation	116	66	8
Amortization of deferred loan cost	410	407	483
Gain on derivative transactions	(373)	(113)	—
Unit based compensation	951	473	28
Increase in other assets	—	(144)	—
(Increase) decrease in current assets:
Accounts receivable—trade	(8,139)	(1,809)	(17,507)
Accounts receivable—affiliates	(195)	239	(765)
Inventories	—	—	153
Other current assets	(430)	(330)	(213)
Increase (decrease) in current liabilities:
Accounts payable	4,013	5,708	782
Accounts payable—affiliates	3,468	(1,710)	3,124
Accrued liabilities	358	47	609

Net cash provided by operating activities	40,702	39,580	8,122

Cash flows from investing activities:
Additions to property and equipment	(83,408)	(62,137)	(10,389)
Payments for Kinta Area assets acquired	—	(96,400)	—
Acquisition of net assets of Hiland Partners, LLC, less cash received	—	—	(64,559)
Proceeds from disposals of property and equipment	—	111	60

Net cash used in investing activities	(83,408)	(158,426)	(74,888)

Cash flows from financing activities:
Proceeds from initial public offering—net	—	—	48,128
Redemption of common units from organizers	—	—	(6,278)
Distributions to organizers	—	—	(3,851)
Cash not contributed by organizers	—	—	(869)
Payment of initial public offering costs	—	—	(2,249)
Proceeds from long-term borrowings	74,000	113,280	99,000
Payments on long-term borrowings	—	—	(89,167)
Payments on capital lease obligations	(296)	—	—
Increase in deferred offering cost	(157)	—	—
Debt issuance costs	(501)	(930)	(1,332)
Proceeds from secondary public offering—net	—	—	66,071
Payment of secondary public offering costs	—	—	(607)
Cash distribution to controlling member for net assets of Hiland Partners, LLC	—	—	(27,768)
General partner contribution for issuance of restricted common units	6	12	7
Common units issued to our general partner	—	35,000	—
Proceeds from unit options exercise	1,055	1,312	—
Cash distributions to unitholders	(31,290)	(25,629)	(8,349)

Net cash provided by financing activities	42,817	123,045	72,736

Increase for the period	111	4,199	5,970
Beginning of period	10,386	6,187	217

End of period	$10,497	$10,386	$6,187

Supplementary information
Cash paid for interest, net of amounts capitalized	$11,332	$4,514	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Non-cash investing and financing activities:
Property and equipment financed under capital lease obligations in the third quarter of 2007	$5,881

Assumed asset retirement obligations on May 1, 2006 in connection with acquisition of Kinta Area gathering assets	$1,106

Fair value of net assets acquired from Hiland Partners, LLC on February 15, 2005
Accounts receivable and other current assets	$162
Property and equipment	31,600
Intangible assets	26,800
Other assets	105

Total assets acquired	58,667
Less accounts payable and other current liabilities assumed	(741)
Less current portion of long-term debt assumed	(8,879)
Less asset retirement obligation assumed	(398)

Fair value of net assets acquired	48,649
Contributed for minority interest in subsidiary by affiliates	(47,282)

Contributed for Hiland Partners GP, LLC	$1,367

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners' Equity and Comprehensive Income

(in thousands, except unit amounts)

	Predecessor Equity	Common Units	Subordinated Units	General Partner Interest	Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Total	Total Comprehensive Income
Balance, January 1, 2005	$24,510	$—	$—	$—	$—	$—	$24,510
Assets not contributed to Hiland Partners, LP at initial public offering	(9,972)	—	—	—	—		(9,972)
Net income from January 1, 2005 through February 14, 2005	493	—	—	—	—	—	493	$493
Allocation of net parent investment to affiliated unitholders (467,073 common units and 2,646,749 subordinated units)	(15,031)	2,191	12,418	422	—	—	—
Contribution of certain net assets of Hiland Partners, LLC by owners (252,927 common units and 1,433,251 subordinated units)	—	7,092	40,190	1,367	—	—	48,649
Proceeds from initial public offering, net of underwriter discount (2,300,000 common units)	—	48,128	—	—	—	—	48,128
Offering costs of initial public offering	—	(3,365)	—	—	—	—	(3,365)
Redemption of Common Units from Organizers (300,000 common units)	—	(6,278)	—	—	—	—	(6,278)
Distributions to organizers	—	(362)	(3,489)	—	—	—	(3,851)
Cash distribution to controlling member for net assets of Hiland Partners, LLC	—	(2,507)	(24,473)	(788)	—	—	(27,768)
Contribution by general partner	—	—	—	7	—	—	7
Proceeds from secondary public offering, net of underwriter discount (1,630,000 common units)	—	64,682	—	1,389	—	—	66,071
Offering costs of secondary public offering	—	(607)	—	—	—	—	(607)
Periodic cash distributions to unitholders	—	(3,268)	(4,896)	(185)	—	—	(8,349)
Issuance of restricted units (8,000 common units)	—	317	—	—	(317)	—	—
Unit based compensation	—	—	—	—	28	—	28
Change in fair value of derivatives	—	—	—	—	—	1,049	1,049	1,049
Net income from February 15, 2005 through December 31, 2005	—	4,004	5,376	464	—	—	9,844	9,844

Comprehensive Income								$11,386

Balance, January 1, 2006	—	110,027	25,126	2,676	(289)	1,049	138,589
Elimination of unearned compensation upon	—	(289)	—	—	289	—	—
Issuance of 761,714 common units to our general partner	—	34,300	—	700	—	—	35,000
Proceeds from 52,699 unit options exercise	—	1,286	—	26	—	—	1,312
Issuance of 13,000 restricted common units	—	—	—	12	—	—	12
Periodic cash distributions to unitholders	—	(12,690)	(10,812)	(2,127)	—	—	(25,629)
Unit based compensation	—	473	—	—	—	—	473
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	—	—	(3,582)	(3,582)	(3,582)
Change in fair value of derivatives	—	—	—	—	—	6,889	6,889	6,889
Net income	—	6,674	5,599	2,409	—	—	14,682	14,682

Comprehensive income								$17,989

Balance, December 31, 2006	—	139,781	19,913	3,696	—	4,356	167,746
Proceeds from 42,660 unit options exercise	—	1,034	—	21	—	—	1,055
Issuance of 6,000 restricted common units	—	—	—	6	—	—	6
Periodic cash distributions to unitholders	—	(15,214)	(11,883)	(4,193)	—	—	(31,290)
Unit based compensation	—	951	—	—	—	—	951
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	—	—	(1,783)	(1,783)	(1,783)
Change in fair value of derivatives	—	—	—	—	—	(8,302)	(8,302)	(8,302)
Net income	—	3,514	2,744	4,526	—	—	10,784	10,784

Comprehensive income								$699

Balance, December 31, 2007	$—	$130,066	$10,774	$4,056	$—	$(5,729)	$139,167

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

        Hiland Partners, LP, a Delaware limited partnership ("we," "us," "our," "HPLP" or "the Partnership"), was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. ("Predecessor" or "CGI") and Hiland Partners, LLC. We commenced operations on February 15, 2005, and concurrently with the completion of our initial public offering, CGI contributed a substantial portion of its net assets to us. The transfer of ownership of net assets from CGI to us represented a reorganization of entities under common control and was recorded at historical cost. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. ("CLR").

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        For financial reporting, we consider all highly liquid investments with maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

        The majority of our accounts receivable are due from companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of the customer's financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are deemed uncollectible, determined on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. These losses historically have been minimal. Therefore, an allowance for uncollectible accounts is not required.

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

Fair Value of Financial Instruments

        Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward NYMEX natural gas and light crude prices. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

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

        SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. SFAS No. 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all forward contracts fall within a 12 month term.

        Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners' equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

        Our intangible assets consist of the acquired value of existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the years ended December 31, 2007, 2006 and 2005. On May 1, 2006 we acquired the Kinta Area gathering assets and recorded identifiable customer relationships of $10,492. Intangible assets consisted of the following for the periods indicated:

	As of December 31,
	2007	2006
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492

	54,592	54,592
Less accumulated amortization	13,490	8,031

Intangible assets, net	$41,102	$46,561

        During the years ended December 31, 2007 and 2006, we recorded amortization expense of $5,459 and $5,110, respectively. We had no intangible assets prior to February 15, 2005. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $5,459 from 2008 through 2012 and a total of $13,807 for all years thereafter.

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which the Partnership's assets are located;

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

        No impairment charges were recognized during each of the years ended December 31, 2007, 2006 and 2005.

Other Assets

        Unamortized deferred loan costs related to the long-term debt on our bank credit facility totaling $1,641 and $1,550 as of December 31, 2007 and 2006, respectively, are included in other noncurrent assets. The deferred loan costs are amortized using the straight-line method over the term of the debt for the bank credit facility.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS No. 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

recognized in owners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Comprehensive income consisted of the following for the indicated periods:

	Year Ended December 31,
	2007	2006	2005
Net income	$10,784	$14,682	$10,337
Closed derivative transactions reclassified to income	(1,783)	(3,582)	—
Change in fair value of derivatives	(8,302)	6,889	1,049

Comprehensive income	$699	$17,989	$11,386

Net Income per Limited Partners' Unit

        Net income per limited partners' unit is computed based on the weighted-average number of common, subordinated and restricted units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income per limited partners' unit is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, and, for 2005, after deducting net income attributable to the Predecessor (before February 15, 2005), by both the basic and diluted weighted-average number of limited partnership units outstanding.

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

        Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the consolidated

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us.

Transportation and Exchange Imbalances

        In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of December 31, 2007 and 2006, we had imbalance receivables of $454 and $1,028, respectively. We had no significant imbalance payables at either December 31, 2007 or December 31, 2006.

Share-Based Compensation

        Our general partner, Hiland Partners GP, LLC adopted the Hiland Partners, LP Long-Term Incentive Plan for its employees and directors of our general partner and employees of its affiliates. The long-term incentive plan currently permits an aggregate of 680,000 common units to be issued with respect to unit options, restricted units, and phantom units granted under the plan. No more than 225,000 of the 680,000 common units may be issued with respect to vested restricted or phantom units. The plan is administered by the compensation committee of our general partner's board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

        Our general partner's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units will vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option's contractual life of ten years after the grant date.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

        During the fourth quarter 2007, we granted 32,825 phantom units under our Long-Term Incentive Plan to our CFO, Vice President Operations and Engineering and other key corporate and field employees. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, the phantom unit holder will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner's board of directors. Similar to restricted units, the phantom units granted to key corporate employees vest over a four-year period from the date of issuance. The phantom units granted to key field employees vest one-third in year three and two-thirds in year four. The phantom units granted during the fourth quarter 2007 do not accumulate distributions.

        On June 19, 2007, we granted 10,000 phantom units under our Long-Term Incentive Plan to our new Chief Executive Officer, Joseph L. Griffin. Upon vesting, Mr. Griffin will receive a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner's board of directors. Similar to restricted units, Mr. Griffin's phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by our general partner until the units vest.

        The weighted average fair value at grant date of the 42,825 phantom units granted during 2007 was $50.12. During the year ended December 31, 2007, we incurred compensation expense of $249 related to the phantom units and will recognize additional expense of $1,721 over the next four years, and is to be recognized over a weighted average period of 2.5 years. We granted no phantom units prior to June 19, 2007.

        During 2007, we issued 1,000 restricted units each to six non-employee board members of our general partner on their one-year anniversary dates, and accordingly, our general partner contributed $6 to us to maintain its 2% ownership interest. On the same anniversary dates of the six non-employee board members, 4,000 previously granted restricted units vested and were converted to common units. Additionally, one fourth, or 1,250 restricted units granted to key employees in 2006 vested and were converted to common units. On November 15, 2007, 375 restricted units granted in November 2006 were forfeited and cancelled and the associated accumulated distributions held in trust by our general partner were returned to us.

        Total compensation expense related to restricted units was $537 and $119 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $533 of total unrecognized cost related to unvested restricted units, which is to be recognized over a weighted average period of 1.7 years.

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

        The following table summarizes information about restricted units for the year ended December 31, 2007.

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2007	19,000	$44.12
Granted	6,000	$51.95
Vested	(5,250)	$43.70
Forfeited	(375)	$48.85

Non-vested at December 31, 2007	19,375	$46.57

        In October 1995 the FASB issued SFAS No. 123, "Share-Based Payment," which was revised in December 2004 ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R as of January 1, 2006 and applied SFAS 123R using the permitted modified prospective method beginning as of the same date and our unearned deferred compensation of $289 as of January 1, 2006 has been eliminated against common unit equity. Prior to January 1, 2006 we recorded any unamortized compensation related to restricted unit awards as unearned compensation in equity. We expect no change to our cash flow presentation from the adoption of SFAS 123R since no tax benefits are recognized by us as a pass through entity. Our compensation expense for these awards is recognized on the graded vesting attribution method. Units to be issued under our unit incentive plan may be from newly issued units. No compensation expense was recognized in 2005 for our unit options granted during 2005. Prior to our adoption of SFAS 123R on January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our unit-based compensation awards. The following pro forma data was calculated as if compensation cost for our unit-based compensation awards during

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

the year ended December 31, 2005 was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R.

Year Ended December 31, 2005
Net income as reported	$10,337
Share based compensation adjustment	(419)

Pro forma net income	9,918
Less income attributable to predecessor	(493)
Less general partner interest	(447)

Limited partner's interest in pro forma net income	$8,978

Net income per limited partner unit as reported—basic	$1.33
Net income per limited partner unit as reported—diluted	$1.32
Adjustment—basic	$(0.05)
Adjustment—diluted	$(0.05)
Pro forma net income per limited partner unit—basic	$1.28
Pro forma net income per limited partner unit—diluted	$1.27
Weighted average limited partner units outstanding—basic	7,034,000
Weighted average limited partner units outstanding—diluted	7,086,000

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

Year Ended December 31, 2006
Expected volatility	16.1% - 20.2%
Weighted-average volatility	18.0%
Expected dividend yield	6.4%
Risk-free interest rate	4.5%

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

        The following table summarizes information about outstanding options for the year ended December 31, 2007.

Options	Units	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	128,468	$28.24
Granted	—
Exercised	(42,660)	$24.15		$1,315

Forfeited or expired	(10,767)	$24.40

Outstanding at December 31, 2007	75,041	$31.11	7.6	$1,459

Exercisable at December 31, 2007	19,707	$33.47	7.7	$337

        No unit options were granted during 2007. The weighted average grant date fair value of the 28,000 unit options granted during the year ended December 31, 2006 was $4.33 per unit. The weighted average grant date fair value of 167,500 unit options granted during the year ended December 31, 2005 was $5.30 per unit. The weighted average grant date fair value of 59,565 unit options vested during the year ended December 31, 2007 was $9.84 per unit. As of December 31, 2007, there was $32 of total unrecognized compensation cost related to unvested unit based option awards granted under our Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years.

        The aggregate intrinsic value of options exercised were $1,315 and $876 for the years ended December 31, 2007 and 2006, respectively.

        On March 14, 2007, Randy Moeder, our past President, Chief Executive Officer and a director of our general partner announced his intention to resign. In connection with Mr. Moeder's resignation, we and our general partner entered into a retention agreement with Mr. Moeder that allowed Mr. Moeder to continue his employment for a mutually agreeable period of time, but no longer than six months. Under the agreement, as long as Mr. Moeder continued his employment, a pro rata portion of his 10,666 unvested options to purchase our common units, issued to him on February 10, 2005, would vest. Accordingly, as required by SFAS 123R "Share-Based Payment," as amended, on March 14, 2007 we recalculated the fair value of the remaining unvested options to purchase our common units as a modification of the options awarded to Mr. Moeder on February 10, 2005. The recalculated fair value of the options of $33.65 per unit was determined by using the American Binomial option pricing model.

        On April 16, 2007, Mr. Moeder resigned and 1,899 of his 10,666 unvested options to purchase our common units vested. As a result of the recalculated fair value of $33.65 per unit, we recorded an additional $24 of expense for the period from March 15, 2007 through April 16, 2007. On the same day, Mr. Moeder forfeited his remaining 8,767 unvested unit options. The forfeiture of Mr. Moeder's 8,767 unvested unit options reduced compensation expense for the period from April 1, 2007 through

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

April 16, 2007 by $16. On April 19, 2007, Mr. Moeder exercised his 1,899 vested options to purchase our common units.

        On April 14, 2006, 13,333 of the unit options issued on February 10, 2005, were forfeited. Compensation expense for the year ended December 31, 2006 has been reduced by $21 as a result of the forfeiture.

        As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, we expensed $165 and $354 in 2007 and 2006, respectively, related to unit options awarded in 2006 and 2005. We recognized no unit option compensation expense in 2005. Basic and diluted earnings per unit were each reduced by $0.04 for the year ended December 31, 2006 as a result of the additional compensation recognized under SFAS 123R.

Accounting for Asset Retirement Obligations

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of this standard primarily apply to dismantlement and site restoration of certain of our plants and pipelines.

        The following table summarizes our activity related to asset retirement obligations:

Asset retirement obligation, January 1, 2006	$1,024
Acquired in Kinta Area acquisition on May 1, 2006	1,106
Add: accretion expense	66

Asset retirement obligation, December 31, 2006	2,196
Add: additions on various leased locations	505
Revisions of prior estimates	(658)
Add: accretion expense	116

Asset retirement obligation, December 31, 2007	$2,159

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement amends and replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of Statement No. 141(R) and the impact it will have on business combinations completed in 2009 or thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS No. 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect this Statement will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. This Statement applies to derivatives and other financial instruments, which Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires be measured at fair value at initial recognition and for all subsequent periods. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

fiscal years. We will apply the provisions of this Statement prospectively in the first quarter of 2008 and do not expect any significant impact on our financial position, results of operations or cash flows.

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

        The following table presents the assets and liabilities of our predecessor immediately prior to contributing assets to us, assets and liabilities contributed to us, and our predecessor's assets and liabilities not contributed to us.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 2: Initial Formation and Contribution of Assets (Continued)

Continental Gas, Inc. (Predecessor)
Assets Contributed to Hiland Partners, LP
As of February 15, 2005
(in thousands)

	Continental Gas, Inc. (Predecessor) February 14, 2005	Net Assets Not Contributed	Contributed to Hiland Partners, LP February 15, 2005
ASSETS
Current assets:
Cash and cash equivalents	$869	$869	$—
Accounts Receivable	10,521	9,101	1,420
Inventories	153	—	153
Other current assets	291	2	289

Total Current Assets	11,834	9,972	1,862
Property and equipment, at cost, net	36,805	—	36,805
Other assets, net	3,388	—	3,388

Total assets	52,027	9,972	42,055

LIABILITIES
Current liabilities:
Accounts payable	11,703	—	11,703
Accrued liabilities	700	—	700
Current maturities of long term debt	2,429	—	2,429

Total current liabilities	14,832	—	14,832
Long term debt, net of current maturities	11,570	—	11,570
Asset retirement obligation	622	—	622

Total liabilities	27,024	—	27,024

NET ASSETS	$25,003	$9,972	$15,031

        In consideration for the transfer, the owners of CGI received 467,073 of our common units and 2,646,749 of our subordinated units. Immediately following the closing of the offering, 195,991 of the common units were redeemed for approximately $4.1 million.

        The following table presents the assets and liabilities of Hiland Partners, LLC as of February 14, 2005, assets excluded from the acquisition, and the fair value of the assets acquired.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 2: Initial Formation and Contribution of Assets (Continued)

Hiland Partners, LLC
Assets Contributed to Hiland Partners, LP
As of February 15, 2005
(in thousands)

	Hiland Partners, LLC February 14, 2005	Net Assets Not Contributed	Contributed to Hiland Partners, LP February 15, 2005	Fair Value
ASSETS
Current assets:
Cash and cash equivalents	$964	$964	$—	$—
Accounts Receivable	2,619	2,503	116	116
Other current assets	56	10	46	46

Total Current Assets	3,639	3,477	162	162
Property and equipment, at cost, net	50,063	29,858	20,205	31,600
Intangible Assets	—	—	—	26,800
Other assets, net	194	89	105	105

Total assets	53,896	33,424	20,472	58,667

LIABILITIES
Current liabilities:
Accounts payable	5,048	4,372	676	676
Accrued liabilities	95	30	65	65
Current maturities of long term debt	11,100	2,221	8,879	8,879

Total current liabilities	16,243	6,623	9,620	9,620
Long term debt, net of current maturities	24,253	24,253	—	—
Asset retirement obligation	398	—	398	398

Total liabilities	40,894	30,876	10,018	10,018

NET ASSETS	$13,002	$2,548	$10,454	$48,649

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 2: Initial Formation and Contribution of Assets (Continued)

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

Note 3: Acquisitions

        Kinta Area Gathering System.    On May 1, 2006, we acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with the issuance of 761,714 common units and 15,545 general partner equivalent units to our general partner for proceeds of $35.0 million and borrowings of $61.2 million under our credit facility. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities as required by SFAS 141 "Business Combinations," primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs; and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets at the time of the acquisition, which are located in the eastern Oklahoma Arkoma Basin, had approximately 672 wellhead receipt points and included five separate low pressure natural gas gathering systems, which consisted of over 569 miles of natural gas gathering pipelines and 23 compressors with an aggregate of approximately 40,000 horsepower. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. We operate the Kinta Area gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets' operations prior to and after our acquisition, disclosure of prior financial information would not be material to an understanding of future operations. Therefore, the acquisition has been recorded as a purchase of assets and not of a business and no pro forma financial information is required to be presented.

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 3: Acquisitions (Continued)

        Hiland Partners, LLC, (Bakken).    On September 26, 2005, we completed our acquisition of Hiland Partners, LLC, an Oklahoma limited liability company, for approximately $92.7 million in cash, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. The effective date of the acquisition was September 1, 2005. Hiland Partners, LLC's principal asset was the Bakken gathering system located in Richland County, Montana. At the time of the acquisition, the Bakken gathering system consisted of approximately 256 miles of gas gathering pipeline, a natural gas processing plant, two compressor stations, which were comprised of three compressors with an aggregate of approximately 4,434 horsepower, and one fractionation facility. The Bakken processing plant and a portion of the gathering system became operational on November 8, 2004. To facilitate the closing of the acquisition, we amended our senior secured revolving credit facility to increase our borrowing capacity under the facility from $55.0 million to $125.0 million, consisting of a $117.5 million acquisition facility and a $7.5 million working capital facility. We used a portion of this increased capacity to fund the acquisition.

        To the extent of our non-controlling ownership of Hiland Partners, LLC, the acquisition was accounted for using the purchase method of accounting under SFAS No. 141, "Business Combinations". As of the date of our acquisition, Hiland Partners, LLC was an entity partially owned by an affiliate who, at the time, was a controlling member of our general partner. Accordingly, 49% of the Bakken gathering system assets, for which estimated fair value was in excess of historical basis, have been recorded at historical cost and 51% of the Bakken gathering system assets have been recorded at fair value. A cash distribution of $27.8 million made to this affiliate, as reported as a reduction of owners' equity, reflects the difference in the purchase price paid to this affiliate and his cost basis in the net assets of Hiland Partners, LLC. The fair value of the assets acquired has also been reduced by imputed interest expense from September 1, 2005, the effective date of the acquisition, through the closing date, September 26, 2005. The following table presents the resulting allocation to the net assets acquired and liabilities assumed at the effective date of acquisition:

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 3: Acquisitions (Continued)

        The operations of the Bakken gathering system are included in the statement of operations and statement of cash flows from September 1, 2005 forward. The operations of the assets acquired from Hiland Partners, LLC in note 2 above are included in the statement of operations and statement of cash flows from February 15, 2005 forward. Had the acquisitions been made effective January 1, 2005, the operations of the assets would have been included in our consolidated financial statements for the indicated periods with the following pro forma impact on the consolidated combined statements of operations for 2005.

Revenues as reported	$166,601
Revenues from acquired interests	18,648

Pro forma revenues	$185,249

Net income as reported	$10,337
Loss from acquired interests	(4,176)

Pro forma net income	6,161
Less income attributable to predecessor	(493)
Less general partner interest in pro forma net income	(378)

Limited partners' interest in pro forma net income	$5,290

Pro forma net income per limited partner unit—basic	$0.75
Pro forma net income per limited partner unit—diluted	$0.75
Weighted average limited partner units outstanding—basic	7,034,000
Weighted average limited partner units outstanding,—diluted	7,086,000

Note 4: Property and Equipment

	As of December 31,
	2007	2006
Land	$295	$255
Construction in progress	12,030	48,610
Midstream pipeline, plants and compressors	352,003	226,157
Compression and water injection equipment	19,258	19,270
Other	3,958	2,471

	387,544	296,763
Less: accumulated depreciation and amortization	68,224	43,962

	$319,320	$252,801

        During the third quarter 2007, we purchased two separate capital assets under capital lease obligations for a total cost of $5,881. Accumulated depreciation related to the assets purchased under capital lease obligations was $175 as of December 31, 2007.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 4: Property and Equipment (Continued)

        We capitalized interest of $2,580 and $1,467 during the year ended December 31, 2007 and 2006, respectively. Depreciation charged to expense totaled $24,280, $16,954, and $8,162 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5: Derivatives

        We have entered into certain financial swap instruments that are classified as cash flow hedges in accordance with SFAS No. 133, as amended, and relate to forecasted sales in 2008 and 2009. We entered into these instruments to hedge forecasted natural gas and NGL sales or purchases against the variability in expected future cash flows attributable to changes in commodity prices. Under all but one of these contractual swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas or NGL is sold. In one agreement, we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is purchased.

        We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the "sold fixed for floating price" or "buy fixed for floating price" contracts, to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. We assess effectiveness using regression analysis and ineffectiveness using the dollar offset method.

        Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in owners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recognized as an adjustment to midstream revenue while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments are reflected in the contract month being hedged as an adjustment to our midstream revenues.

        During the year ended December 31, 2007 we reclassified net losses of $1,783 on closed/settled hedge transactions to midstream revenues out of other comprehensive income and also recorded ($8,302) to other comprehensive income for the unfavorable change in fair value of open derivatives. During the year ended December 31, 2007, we recorded losses of $45, on the ineffective portions of

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 5: Derivatives (Continued)

our qualifying open derivative transactions and a gain of $418 on the one derivative that did not qualify for hedge accounting. Subsequent to December 31, 2007, on January 8, 2008, we contracted a fixed sales price of $7.535 per MMBtu on the derivative that did not qualify for hedge accounting, which, in our opinion, will now qualify for hedge accounting in 2008. At December 31, 2007, our accumulated other comprehensive income (loss) related to derivatives was ($5,729). Of this amount, we anticipate ($5,588) will be reclassified to earnings during the next twelve months and ($141) will be reclassified to earnings in subsequent periods. We first entered into derivative transactions in October 2005 and had no closed/settled hedge transactions or ineffective portions of qualifying open derivative transactions during the year ended December 31, 2005.

        The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of December 31,
	2007	2006
Fair value of derivative assets—current	$2,718	$4,707
Fair value of derivative assets—long term	418	1,955
Fair value of derivative liabilities—current	(8,238)	(1,902)
Fair value of derivative liabilities—long term	(141)	(291)
Net fair value of derivatives	$(5,243)	$4,469

        The following table summarizes our activity related to derivative transactions for the indicated periods:

	For the Years Ended December 31,
	2007	2006	2005
Net gains on closed/settled transactions	$1,783	$3,582	$—
Changes in fair values of open derivatives	$(8,302)	$6,889	$1,049
Unrealized gains on non-qualifying open derivatives	$418	$—	$—
Unrealized gains (losses) on qualifying open derivatives	$(45)	$113	$—

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 5: Derivatives (Continued)

        The terms of our derivative contracts currently extend as far as December 2009. Our counterparty to all of our derivative contracts is BP Energy Company. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2007.

Description and Production Period	Volume		Average Fixed/Open Price		Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps	(MMBtu	)	(per MMBtu	)

January 2008 - December 2008	1,980,000		$7.84		$2,718
January 2009 - December 2009	1,068,000		$7.06		(141)

					$2,577

Natural Gas—Sold Open for Floating Price Swaps	(MMBtu	)	(per MMBtu	)

January 2009 - December 2009	1,068,000		$7.35		$418

Natural Gas—Buy Fixed for Floating Price Swaps	(MMBtu	)	(per MMBtu	)

January 2008 - December 2008	790,569		$7.33		$(554)

Natural Gas Liquids—Sold Fixed for Floating Price Swaps	(Bbls	)	(per Gallon	)

January 2008 - December 2008	441,768		$1.30		$(7,684)

Note 6: Long-Term Debt

	As of December 31,
	2007	2006
Note payable—bank	$221,064	$147,064
Capital lease obligations	5,585	—

	226,649	147,064
Less: current portion of capital lease obligations	545	—

Long-term debt	$226,104	$147,064

        Credit Facility.    On February 6, 2008, we entered into a fourth amendment to our credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, we have, among other things, increased our borrowing base from $250 million to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Our original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

        The fourth amendment increases our borrowing capacity under our senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 6: Long-Term Debt (Continued)

revolving credit facility to be used for working capital and to fund distribution (the "Working Capital Facility").

        In addition, the fourth amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At December 31, 2007, the interest rate on outstanding borrowings from our credit facility was 7.19%.

        The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

        The credit facility defines EBITDA as our consolidated net income, plus income tax expense, interest expense, depreciation and amortization expense, amortization of intangibles and organizational costs, non-cash unit based compensation expense, and adjustments for non-cash gains and losses on specified derivative transactions and for other extraordinary items.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 6: Long-Term Debt (Continued)

        Upon the occurrence of an event of default as defined in the credit facility, the lenders may, among other things, be able to accelerate the maturity of the credit facility and exercise other rights and remedies as set forth in the credit facility.

        The credit facility limits distributions to our unitholders to available cash, as defined by the agreement, and borrowings to fund such distributions are only permitted under the revolving working capital facility. The revolving working capital facility is subject to an annual "clean-down" period of 15 consecutive days in which the amount outstanding under the revolving working capital facility is reduced to zero.

        As of December 31, 2007, we had $221.1 million outstanding under the credit facility and were in compliance with its financial covenants.

        Capital Lease Obligations.    During the third quarter 2007, we incurred a $4,836 capital lease obligation at our Bakken gathering system resulting from a NGL marketing agreement with a business partner whereby they have constructed a rail loading facility and a products pipeline, and we have agreed to repay the business partner a predetermined amount over a period of eight years. As specified in the agreement, once fully paid, title to the rail loading facility and the products pipeline will transfer to us no later than the end of the eight year period.

        In order to supply adequate electric power supply to our new nitrogen rejection plant at our Badlands gathering system, also during the third quarter 2007, we incurred a $1,045 capital lease obligation for the aid to construction of several electric substations which, by agreement, will be repaid in equal monthly installments over a period of five years.

        During the year ended December 31, 2007, we made principal payments of $296 on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included accrued liabilities and other in the balance sheet.

Note 7: Commitments and Contingencies

        We have executed a natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for 2008 with a fixed price of $8.43 per MMBtu. This contract has been designated as a normal sale under SFAS No. 133 and is therefore not marked to market as a derivative.

        We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees' compensation. Contributions to the plan are 5.0% of eligible employees' compensation and resulted in expenses for the three years ended December 31, 2007, 2006 and 2005 of $262, $201 and $111, respectively.

        Prior to January 1, 2007, we jointly participated with other affiliated companies in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $150 and $500, respectively, per claim. Any amounts paid above these were reinsured through third party providers. Premiums charged to us were based on estimated costs per employee of the Pool. Effective January 1, 2007, we obtained our own health and workers' compensation insurance through third-party providers. Property and general liability insurance is also maintained through third-party providers with a $100 deductible on each policy.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 7: Commitments and Contingencies (Continued)

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

        We lease office space from a related entity (Note 9). We also lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the years ended 2007, 2006 and 2005, rent expense was $2,285, $779 and $224, respectively, under these leases.

        A summary of our contractual cash obligations as of December 31, 2007, including minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, and leases renewed and entered into subsequent to year end but prior to financial statement issuance, is presented below:

		Payment Due by Period
Type of Obligation	Total Obligation	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Thereafter
	(in thousands)
Senior secured revolving credit facility	$221,064	$—	$—	$—	$221,064	$—	$—
Capital lease obligations(1)	8,634	1,256	1,256	1,256	1,256	1,107	2,503
Operating leases, service agreements and other	3,720	1,667	479	406	377	277	514

Total contractual cash obligations	$233,418	$2,923	$1,735	$1,662	$222,697	$1,384	$3,017

(1)
Contractual cash commitments on our capital lease obligations include $3,024 of interest expense.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 8:  Significant Customers and Suppliers

        All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Year ended December 31,
	2007	2006	2005
Customer 1	19%	20%	16%
Customer 2	19%	14%	6%
Customer 3	12%	2%	—
Customer 4	11%	15%	—

        All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Year ended December 31,
	2007	2006	2005
Supplier 1 (affiliated company)	31%	32%	29%
Supplier 2	25%	24%	26%
Supplier 3	14%	13%	14%

Note 9:  Related Party Transactions

        We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $60.1 million, $50.3 million, and $45.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. We sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $3.5 million, $4.1 million, and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Compression revenues from affiliates were $4.8 million each for 2007 and 2006 and $4.2 million for the year ended December 31, 2005.

        Accounts receivable-affiliates of $1,479 and $1,284 at December 31, 2007 and 2006, respectively, includes $1,090 and $1,260 from one affiliate for midstream sales.

        Accounts payable-affiliates of $7,880 and $4,412 at December 31, 2007 and 2006, respectively, includes $7,094 and $3,819 due to one affiliate for midstream purchases.

        We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $525, $353, and $336 during the years ended December 31, 2007, 2006 and 2005, respectively.

        We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $143, $118, and $75 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 10:  Reportable Segments

        On February 15, 2005, certain assets and liabilities of Hiland Partners, LLC were contributed to us in conjunction with our initial public offering. As a result of this transaction, we have distinct operating

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 10:  Reportable Segments (Continued)

segments for which additional financial information must be reported. Prior to February 15, 2005, we did not have operating segments. Our operations are now classified into two reportable segments:

          (1)   Midstream, which is the gathering, compressing, dehydrating, treating and processing of natural gas and fractionating NGLs.

          (2)   Compression, which is providing air compression and water injection services for CLR's oil and gas secondary recovery operations that are ongoing in North Dakota.

        These segments reflect the way we manage our operations. Our operations are conducted in the United States. General and administrative costs, which consist of executive management, accounting and finance, operations and engineering, marketing and business development, are allocated to the individual segments based on revenues.

        Midstream assets totaled $382,626 and $312,431 at December 31, 2007 and 2006, respectively. On the same dates, assets attributable to compression operations totaled $27,847 and $31,385, respectively. All but $48 of the $90,953 total additions to property and equipment for the year ended December 31, 2007 was attributable to midstream operations. All but $72 of the total additions to property and equipment of $62,137 and Kinta Area gathering assets acquired of $96,400 for the year ended December 31, 2006 was attributable to midstream operations. Capital expenditures of $10,389 for the year ended December 31, 2005 were entirely related to the midstream segment.

        The table below presents information about operating income for the reportable segments for the years ended December 31, 2007, 2006 and 2005.

	Midstream Segment	Compression Segment	Total
For the Year Ended December 31, 2007
Revenues	$273,224	$4,819	$278,043
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	—	195,212
Operations and maintenance	22,472	807	23,279
Depreciation and amortization	26,277	3,578	29,855
General and administrative expenses	7,456	131	7,587

Total operating costs and expenses	251,417	4,516	255,933

Operating income	21,807	303	22,110

Other income (expense):
Interest and other income			430
Amortization of deferred loan costs			(410)
Interest expense			(11,346)

Total other income (expense)			(11,326)

Net income			$10,784

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 10:  Reportable Segments (Continued)

For the Year Ended December 31, 2006
Revenues	$214,867	$4,819	$219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	—	156,193
Operations and maintenance	15,228	843	16,071
Depreciation and amortization	18,559	3,571	22,130
General and administrative expenses	4,884	110	4,994

Total operating costs and expenses	194,864	4,524	199,388

Operating income	20,003	295	20,298

Other income (expense):
Interest and other income			323
Amortization of deferred loan costs			(407)
Interest expense			(5,532)

Total other income (expense)			(5,616)

Net income			$14,682

For the Year Ended December 31, 2005
Revenues	$162,384	$4,217	$166,601
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	133,089	—	133,089
Operations and maintenance	6,800	559	7,359
Depreciation and amortization	7,921	3,191	11,112
General and administrative expenses	2,407	63	2,470

Total operating costs and expenses	150,217	3,813	154,030

Operating income	12,167	404	12,571

Other income (expense):
Interest and other income			192
Amortization of deferred loan costs			(484)
Interest expense			(1,942)

Total other income (expense)			(2,234)

Net income			$10,337

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 11:  Selected Quarterly Financial Data—Unaudited

        The following is a summary of selected quarterly financial data for the years ended December 31, 2007 and 2006.

	2007 Quarter
	1st	2nd	3rd	4th
Revenues	$61,054	$66,616	$67,636	$82,737
Operating income	4,213	4,802	6,392	6,703
Net income	2,162	2,496	3,254	2,872
General partner interest in net income	795	982	1,199	1,550
Limited partners' interest in net income	$1,367	$1,514	$2,055	$1,322
Net income per limited partner unit—basic	$0.15	$0.16	$0.22	$0.14
Net income per limited partner unit—diluted	$0.15	$0.16	$0.22	$0.14

	2006 Quarter
	1st	2nd	3rd	4th
Revenues	$53,409	$52,739	$57,267	$56,271
Operating income	4,133	5,174	5,539	5,452
Net income	3,550	3,818	3,738	3,576
General partner interest in net income	386	491	712	820
Limited partners' interest in net income	$3,164	$3,327	$3,026	$2,756
Net income per limited partner unit—basic	$0.37	$0.37	$0.33	$0.30
Net income per limited partner unit—diluted	$0.37	$0.37	$0.33	$0.29

Note 12:  Net Income per Limited Partners' Unit

        The computation of net income per limited partners' unit is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before February 15, 2005), by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 12:  Net Income per Limited Partners' Unit (Continued)

calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the years ended December 31, 2007, 2006 and 2005:

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
For the Year Ended December 31, 2007
Income per limited partner unit—basic:
Income available to limited partners	$6,258		$0.67
Weighted average limited partner units outstanding		9,284,000
Income per limited partner unit—diluted:
Unit Options, restricted and phantom units		50,000

Income available to limited partners plus assumed conversions	$6,258	9,334,000	$0.67

For the Year Ended December 31, 2006
Income per limited partner unit—basic:
Income available to limited partners	$12,273		$1.37
Weighted average limited partner units outstanding		8,961,000
Income per limited partner unit—diluted:
Unit Options and restricted units		49,000

Income available to limited partners plus assumed conversions	$12,273	9,010,000	$1.36

For the Year Ended December 31, 2005
Income per limited partner unit—basic:
Income available to limited partners	$9,380		$1.33
Weighted average limited partner units outstanding		7,034,000
Income per limited partner unit—diluted:
Unit Options and restricted units		52,000

Income available to limited partners plus assumed conversions	$9,380	7,086,000	$1.32

Note 13:  Partners' Capital and Cash Distributions

        Our unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management's decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders' voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 13:  Partners' Capital and Cash Distributions (Continued)

unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders' ability to influence the manner or direction of our management.

        Our Partnership Agreement requires that we distribute all of our cash on hand at the end of each quarter, less reserves established at our general partner's discretion. We refer to this as "available cash." The amount of available cash may be greater than or less than the minimum quarterly distributions. In general, we will pay any cash distribution made each quarter in the following manner:

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

        If cash distributions per unit exceed $0.495 in any quarter, our general partner will receive increasing percentages, up to a maximum of 50% of the cash we distribute in excess of that amount. We refer to these distributions as "incentive distributions."

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(in thousands, except unit information or unless otherwise noted)

Note 13:  Partners' Capital and Cash Distributions (Continued)

        Cash distributions paid by us to common and subordinated unitholders, including amounts paid to affiliate owners and regular and incentive distributions paid to our general partner for 2007 and 2006 were as follows (in thousands, except per unit amounts):

					General Partner
Date Cash Distribution Paid		Per Unit Cash Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
					Regular	Incentive
05/15/06		$0.6500	$2,858	$2,652	$119	$315	$5,944
08/14/06		0.6750	3,485	2,754	136	414	6,789
11/14/06		0.7000	3,623	2,856	145	637	7,261
02/14/07		0.7125	3,694	2,907	150	749	7,500
05/15/07		0.7125	3,724	2,907	151	752	7,534
08/14/07		0.7325	3,837	2,989	158	932	7,916
11/14/07		0.7550	3,959	3,080	167	1,134	8,340
02/14/08	(a)	0.7950	4,168	3,244	182	1,492	9,086

		$5.7325	$29,348	$23,389	$1,208	$6,425	$60,370

(a)
This cash distribution was announced on January 25, 2008 and was paid on February 14, 2008 to all unitholders of record as of February 4, 2008.

Note 14:  Subsequent Events (unaudited)

        On February 6, 2008, we entered into a fourth amendment to our credit facility dated as of February 15, 2005. Pursuant to the fourth amendment, we have, among other things, increased our borrowing base from $250 million, to $300 million and decreased the accordion feature in the facility from $100 million to $50 million. Our original credit facility dated May 2005 was first amended in September 2005, amended a second time in June 2006 and amended a third time in July 2007.

        The fourth amendment increases our borrowing capacity under our senior secured revolving credit facility to $300 million such that the facility now consists of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the "Acquisition Facility") and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distribution (the "Working Capital Facility").

        In addition, the fourth amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.