Form 10-Q
period 2008-09-30
Hiland Partners, LP
filed 2008-11-10
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of the registrant’s outstanding equity units as of November 5, 2008 was 6,282,335 common units, 3,060,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

HILAND PARTNERS, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,147	$10,497
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304 in 2008	41,573	31,841
Affiliates	5,325	1,479
	46,898	33,320
Fair value of derivative assets	4,521	2,718
Other current assets	2,614	1,155
Total current assets	66,180	47,690

Property and equipment, net	333,900	319,320
Intangibles, net	37,007	41,102
Fair value of derivative assets	4,991	418
Other assets, net	1,953	1,943

Total assets	$444,031	$410,473

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$22,576	$24,709
Accounts payable-affiliates	8,315	7,880
Fair value of derivative liabilities	1,626	8,238
Accrued liabilities and other	3,419	2,075
Total current liabilities	35,936	42,902

Commitments and contingencies (Note 8)
Long-term debt	266,633	226,104
Fair value of derivative liabilities	—	141
Asset retirement obligation	2,417	2,159

Partners’ equity
Limited partners’ interest:
Common unitholders (6,282,335 and 5,214,323 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	125,914	130,066
Subordinated unitholders (3,060,000 and 4,080,000 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	4,792	10,774
General partner interest	4,625	4,056
Accumulated other comprehensive income (loss)	3,714	(5,729)
Total partners’ equity	139,045	139,167

Total liabilities and partners’ equity	$444,031	$410,473

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three and Nine Months Ended (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Revenues:
Midstream operations
Third parties	$107,158	$65,777	$308,625	$189,301
Affiliates	7,390	654	10,433	2,390
Compression services, affiliate	1,205	1,205	3,615	3,615
Total revenues	115,753	67,636	322,673	195,306

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	45,616	31,267	139,258	98,056
Midstream purchases - affiliate (exclusive of items shown separately below)	36,279	14,522	99,328	39,264
Operations and maintenance	7,881	6,157	22,201	16,108
Depreciation, amortization and accretion	9,554	7,583	27,652	21,362
Bad debt	(7,799)	—	304	—
General and administrative expenses	2,259	1,715	6,423	5,108
Total operating costs and expenses	93,790	61,244	295,166	179,898
Operating income	21,963	6,392	27,507	15,408

Other income (expense):
Interest and other income	96	102	267	314
Amortization of deferred loan costs	(147)	(114)	(426)	(290)
Interest expense	(3,271)	(3,126)	(9,888)	(7,519)
Other income (expense), net	(3,322)	(3,138)	(10,047)	(7,495)

Net income	18,641	3,254	17,460	7,913
Less general partner interest in net income	2,641	1,199	6,513	2,976
Limited partners’ interest in net income	$16,000	$2,055	$10,947	$4,937

Net income per limited partners’ unit – basic	$1.71	$0.22	$1.17	$0.53

Net income per limited partners’ unit – diluted	$1.71	$0.22	$1.17	$0.53

Weighted average limited partners’ units outstanding -basic	9,339	9,281	9,323	9,276

Weighted average limited partners’ units outstanding -diluted	9,365	9,322	9,364	9,316

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$17,460	$7,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,550	21,281
Accretion of asset retirement obligation	102	81
Amortization of deferred loan cost	426	290
Gain on derivative transactions	(3,685)	(510)
Unit based compensation	1,159	589
Bad debt	304	—
Gain on sale of assets	(12)	—
Increase in other assets	(72)	—
(Increase) decrease in current assets:
Accounts receivable - trade	(10,036)	489
Accounts receivable - affiliates	(3,846)	139
Other current assets	(1,459)	111
Increase (decrease) in current liabilities:
Accounts payable	(2,856)	(2,438)
Accounts payable-affiliates	435	610
Accrued liabilities	1,241	572
Net cash provided by operating activities	26,711	29,127

Cash flows from investing activities:
Additions to property and equipment	(37,164)	(61,940)
Proceeds from disposals of property and equipment	18	—
Net cash used in investing activities	(37,146)	(61,940)

Cash flows from financing activities:
Proceeds from long-term borrowings	41,000	54,000
Increase in deferred offering cost	(7)	(157)
Debt issuance costs	(355)	(494)
Proceeds from unit options exercise	1,052	1,045
General partner contribution for issuance of restricted common units	5	6
Proceeds from conversion of vested phantom units	2	—
Redemption of vested phantom units	(35)	—
Payments on capital lease obligations	(369)	(178)
Cash distributions to unitholders	(29,208)	(22,950)
Net cash provided by financing activities	12,085	31,272

Increase (decrease) for the period	1,650	(1,541)
Beginning of period	10,497	10,386
End of period	$12,147	$8,845

Supplementary information
Cash paid for interest, net of amounts capitalized	$9,707	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2008 (Unaudited)

	Common	Subordinated		Accumulated
	Limited	Limited	General	Other		Total
	Partner	Partner	Partner	Comprehensive		Comprehensive
	Interest	Interest	Interest	Income (loss)	Total	Income
	(in thousands, except unit amounts)

Balance, January 1, 2008	$130,066	$10,774	$4,056	$(5,729)	$139,167

Proceeds from 40,705 unit options exercise	1,031	—	21	—	1,052

Conversion of 1,020,000 subordinated units to common units	—	—	—	—	—

Issuance of 1,807 common units from 1,807 vested phantom units	—	—	2	—	2

Redemption of 693 vested phantom units	(35)	—	—	—	(35)

Issuance of 6,000 restricted common units	—	—	5	—	5

Periodic cash distributions	(13,977)	(9,259)	(5,972)	—	(29,208)

Unit based compensation	1,159	—	—	—	1,159

Other comprehensive losses reclassified to income on closed derivative transactions	—	—	—	6,478	6,478	$6,478

Change in fair value of derivatives	—	—	—	2,965	2,965	2,965

Net income	7,670	3,277	6,513	—	17,460	17,460

Comprehensive income						$26,903

Balance, September 30, 2008	$125,914	$4,792	$4,625	$3,714	$139,045

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

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

CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland, Bakken and Woodford Shale gathering systems. Hiland Partners, LLC historically owned our Worland gathering system and our compression services assets, which we acquired on February 15, 2005, and our Bakken gathering system. Since our initial public offering, we have operated in midstream and compression services segments. On September 26, 2005, we acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, our general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.  We began construction of the Woodford Shale gathering system in the first quarter of 2007.  As of September 30, 2008, we have invested approximately $39.8 million in the gathering system.

The unaudited financial statements for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2007.

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

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented and reassessed periodically. SFAS 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or a derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas sales contract in which we have contracted to sell natural gas quantities at a fixed price is designated as a normal sale. This forward sales contract expires on December 31, 2008.

Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income (loss) in partners’ equity and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as accounting hedges, the effective portion of changes in fair value is recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged physical transaction closes.  Our comprehensive income for the three and nine months ended September 30, 2008 and 2007 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$18,641	$3,254	$17,460	$7,913
Closed derivative transactions reclassified to income	1,395	(854)	6,478	(2,309)
Change in fair value of derivatives	13,219	(26)	2,965	(1,356)
Comprehensive income	$33,255	$2,374	$26,903	$4,248

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

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited.  The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities. See Note 5 “Fair Value Measurements of Financial Instruments.”

Note 2:  Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2008	2007
Land	$298	$295
Construction in progress	8,940	12,030
Midstream pipeline, plants and compressors	392,277	352,003
Compression and water injection equipment	19,373	19,258
Other	4,558	3,958
	425,446	387,544
Less: accumulated depreciation and amortization	91,546	68,224
	$333,900	$319,320

During the three and nine months ended September 30, 2008, we capitalized interest of $5 and $160, respectively.  We capitalized $828 and $2,281 interest during the three and nine months ended September 30, 2007, respectively.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of September 30, 2008 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2008	$2,159
Add: additions on leased locations	156
Add: accretion expense	102
Asset retirement obligation, September 30, 2008	$2,417

Note 3:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three and nine months ended September 30, 2008 or 2007.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	September 30,	December 31,
	2008	2007
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	17,585	13,490
Intangible assets, net	$37,007	$41,102

During each of the three months ended September 30, 2008 and 2007, we recorded $1,365 of amortization expense.  During each of the nine months ended September 30, 2008 and 2007, we recorded $4,095 of amortization expense.  Estimated aggregate amortization expense for the remainder of 2008 is $1,365 and $5,459 for each of the four succeeding fiscal years from 2009 through 2012 and a total of $13,806 for all years thereafter.

Note 4:  Derivatives

We have entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted sales and purchases in 2008, 2009 and a mark-to-market cash flow derivative which relates to forecasted sales in 2010. The 2010 hedge does not qualify for cash flow hedge accounting. We entered into these financial swap instruments to hedge forecasted natural gas sales or purchases and NGL sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these contractual swap agreements with our counterparty, we receive a fixed price and pay a floating price or we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold or purchased or NGL is sold.

We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas and NGL futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas or NGL reference prices under a hedging instrument and actual natural gas or NGL prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. We assess effectiveness using regression analysis and measure ineffectiveness using the dollar offset method.

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

On May 27, 2008, we entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby we receive a fixed price and pay a floating price based on NYMEX Henry Hub pricing for the relevant contract period as the underlying natural gas is sold. This financial swap instrument does not qualify for hedge accounting as there is inadequate correlation between NYMEX Henry Hub natural gas prices and actual prices received for the natural gas sold. It is management’s intent to swap a fixed and pay a floating Colorado Interstate Gas (“CIG”) basis differential to the contract NYMEX price in a future period.  Until, and if, this hedge position qualifies for hedge accounting treatment, increases or decreases in the fair value of the derivative will be recorded directly to midstream revenues as gains or losses.

Presented in the table below is information related to our derivatives for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net gains (losses) on closed/settled transactions reclassified from accumulated other comprehensive income (loss)	$(1,395)	$854	$(6,478)	$2,309
Increases (decreases) in fair values of open derivatives recorded to accumulated other comprehensive income (loss)	$13,218	$(26)	$2,965	$(1,356)
Unrealized non-cash gains on ineffective portions of qualifying derivative transactions	$133	$33	$128	$24
Unrealized non-cash gains on non-qualifying derivatives	$5,487	$305	$3,557	$486

At September 30, 2008, our accumulated other comprehensive income related to qualifying derivatives was $3,714. Of this amount, we anticipate $2,744 will be reclassified to earnings during the next twelve months and $970 will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	September 30,	December 31,
	2008	2007
Fair value of derivative assets - current	$4,521	$2,718
Fair value of derivative assets - long term	4,991	418
Fair value of derivative liabilities - current	(1,626)	(8,238)
Fair value of derivative liabilities - long term	—	(141)
Net fair value of derivatives	$7,886	$(5,243)

The terms of our derivative contracts currently extend as far as December 2010. Our counterparties to our derivative contracts are BP Energy Company and Bank of Oklahoma, N.A. Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2008.

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

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

We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas and propane derivative contracts are based on published forward price curves for natural gas and propane and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. There are no published forward price curves for butanes or natural gasoline, and therefore, our butanes and natural gasoline derivative contracts are defined as Level 3 fair value hierarchy assets and liabilities. We value our butanes and natural gasoline derivative contracts based on calibrated model parameters relative to forward published price curves for crude oil and comparative mark-to-market values received from our counterparty.  The following table represents the fair value hierarchy for our assets and liabilities at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Commodity -based derivative assets	$—	$9,512	$—	$9,512
Commodity -based derivative liabilities	—	(1,023)	(603)	(1,626)
Total	$—	$8,489	$(603)	$7,886

The following table provides a summary of changes in the fair value of our Level 3 commodity-based derivatives for the nine months ended September 30, 2008:

Balance, January 1, 2008	$(4,489)
Cash settlements from other comprehensive income	4,850
Net change in other comprehensive income	(964)
Balance, September 30, 2008	$(603)

Note 6:  Long-Term Debt

	As of	As of
	September 30,	December 31,
	2008	2007
Credit facility	$262,064	$221,064
Capital lease obligations	5,216	5,585
	267,280	226,649
Less: current portion of capital lease obligations	647	545
Long-term debt	$266,633	$226,104

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2008, the interest rate on outstanding borrowings from our credit facility was 4.76%.

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

As of September 30, 2008, we had $262.1 million outstanding under the credit facility and were in compliance with all of the financial covenants contained in the credit facility.

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

During the three and nine months ended September 30, 2008, we made principal payments of $134 and $369, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

Phantom Units.  On August 7, 2008, we granted 7,500 phantom units to Mr. Kent C. Christopherson, our Chief Operating Officer, appointed on August 4, 2008, and on July 31, 2008, we granted 3,000 phantom units to a key employee.  These phantom units vest over a four-year period from the dates of issuance and distributions are held in trust by our general partner until such units vest.

The following table summarizes information about our phantom units for the nine months ended September 30, 2008:

		Weighted
		Average
		Fair Value	Fair Value At
		At Grant	Redemption
	Units	Date	Date
Unvested January 1, 2008	42,825	$50.12
Granted	20,500	$49.36
Vested and converted	(1,807)	$54.50
Vested and redeemed	(693)	$54.50	$50.00
Forfeited	(6,300)	$48.80
Unvested September 30, 2008	54,525	$48.83

During the three and nine months ended September 30, 2008, we incurred non-cash unit based compensation expense of $297 and $877, respectively, related to phantom units. During the three and nine months ended September 30, 2007, we incurred $73 and $81, respectively, of non-cash unit based compensation expense related to phantom units. We will recognize additional expense of $1,698 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.9 years.

Restricted Units.   As provided for in the Long-Term Incentive Plan, each non-employee board member of our general partner on each anniversary date of the initial award is entitled to receive an additional 1,000 restricted common units.  Accordingly, we issued a total of 6,000 restricted units to our six non-employee board members of our general partner during the three and nine months ended September 30, 2008.  Also during the three months ended September 30, 2008, a total of 5,500 restricted units issued to the six non-employee board members of our general partner in 2005, 2006 and 2007 vested and were converted into common units.  The following table summarizes information about our restricted units for the nine months ended September 30, 2008.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($ )
Non-vested at January 1, 2008	19,375	$46.57
Granted	6,000	$43.97
Vested	(5,500)	$44.78
Forfeited or expired	(375)	$48.85
Non-vested at September 30, 2008	19,500	$46.23

Non-cash unit based compensation expense related to the restricted units was $91 and $258 for the three and nine months ended September 30, 2008, respectively, and was $137 and $377 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, there was $528 of total unrecognized cost related to the unvested restricted units. This cost is to be recognized over a weighted average period of 2.7 years.

Unit Options.   There have been no unit options granted since March 2006. In October 1995, The FASB issued SFAS No. 123, “Share-Based Payment,” which was revised in December 2004 (collectively, “SFAS 123R”). As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, during the three and nine months ended September 30, 2008, we incurred non-cash unit based compensation expense of $8 and $24, respectively, related to unit options that were awarded in both 2006 and 2005. During the three and nine months ended September 30, 2007, we expensed $34 and $131, respectively, related to the unit options.

The following table summarizes information about our common unit options for the nine months ended September 30, 2008:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($)	Term (Years)	Value ($)
Outstanding at January 1, 2008	75,041	$28.24
Granted	—
Exercised	(40,705)	$25.32		$975
Forfeited or expired	(1,000)	$40.11
Outstanding at September 30, 2008	33,336	$37.92	7.3	—
Exercisable at September 30, 2008	24,002	$37.01	7.1	—

Note 8:  Commitments and Contingencies

We have executed a natural gas fixed price physical forward sales contract on 100,000 MMBtu per month for the remainder of 2008 with a fixed price of $8.43 per MMBtu.  This contract has been designated as a normal sale under SFAS 133 and is therefore not marked to market as a derivative.

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended September 30, 2008 and 2007 of $83 and $64, respectively, and for the nine months ended September 30, 2008 and 2007 was $238 and $190, respectively.

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

We lease certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We also lease office space from a related entity. See Note 10 “Related Party Transactions.” Under these lease agreements, rent expense was $731 and $532, respectively, for the three months ended September 30, 2008 and 2007 and $1,983 and $1,541 for the nine months ended September 30, 2008 and 2007, respectively.

Note 9:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Customer 1	18%	7%	13%	7%
Customer 2	14%	15%	10%	12%
Customer 3	10%	9%	9%	9%
Customer 4	7%	9%	12%	20%
Customer 5	5%	19%	15%	17%

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Supplier 1 (affiliated company)	45%	32%	42%	29%
Supplier 2	17%	25%	18%	26%
Supplier 3	14%	13%	15%	14%

Note 10:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $36,279 and $14,522 for the three months ended September 30, 2008 and 2007, respectively, and totaled $99,328 and $39,264 for the nine months ended September 30, 2008 and 2007, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $7,390 and $654 for the three months ended September 30, 2008 and 2007, respectively, and totaled $10,433 and $2,390 for the nine months ended September 30, 2008 and 2007, respectively. Compression revenues from affiliates were $1,205 and $3,615 for each of the three and nine months ended September 30, 2008 and 2007, respectively.

Accounts receivable-affiliates of $5,325 at September 30, 2008 include $5,183 from one affiliate for midstream sales. Accounts receivable-affiliates of $1,479 at December 31, 2007 include $1,090 from one affiliate for midstream sales.

Accounts payable-affiliates of $8,315 at September 30, 2008 include $7,671 due to one affiliate for midstream purchases. Accounts payable-affiliates of $7,880 at December 31, 2007 include $7,094 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total expenditures to these companies were $157 and $78 during the three months ended September 30, 2008 and 2007, respectively, and were $420 and $352 during the nine months ended September 30, 2008 and 2007, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $42 and $38 for the three months ended September 30, 2008 and 2007, respectively, and totaled $117 and $105 for the nine months ended September 30, 2008 and 2007, respectively.

Note 11:  Reportable Segments

We have distinct operating segments for which additional financial information must be reported. Our operations are classified into two reportable segments:

(1)   Midstream, which is the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs.

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

Midstream assets totaled $417,914 at September 30, 2008. Assets attributable to compression operations totaled $26,117. All but $63 of the total capital expenditures of $38,043 for the nine months ended September 30, 2008 was attributable to midstream operations. All but $16 of the total capital expenditures of $73,318 for the nine months ended September 30, 2007 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$114,548	$1,205	$115,753	$66,431	$1,205	$67,636
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	81,895	—	81,895	45,789	—	45,789
Operations and maintenance	7,617	264	7,881	5,913	244	6,157
Depreciation and amortization	8,658	896	9,554	6,688	895	7,583
Bad debt	(7,799)	—	(7,799)	—	—	—
General and administrative expenses	2,235	24	2,259	1,684	31	1,715
Total operating costs and expenses	92,606	1,184	93,790	60,074	1,170	61,244
Operating income	$21,942	$21	21,963	$6,357	$35	6,392
Other income (expense):
Interest and other income			96			102
Amortization of deferred loan costs			(147)			(114)
Interest expense			(3,271)			(3,126)
Total other income (expense)			(3,322)			(3,138)
Net income			$18,641			$3,254

	For the Nine Months Ended September 30,
	2008			2007
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$319,058	$3,615	$322,673	$191,691	$3,615	$195,306
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	238,586	—	238,586	137,320	—	137,320
Operations and maintenance	21,428	773	22,201	15,499	609	16,108
Depreciation and amortization	24,966	2,686	27,652	18,679	2,683	21,362
Bad debt	304	—	304	—	—	—
General and administrative expenses	6,350	73	6,423	5,013	95	5,108
Total operating costs and expenses	291,634	3,532	295,166	176,511	3,387	179,898
Operating income	$27,424	$83	27,507	$15,180	$228	15,408
Other income (expense):
Interest and other income			267			314
Amortization of deferred loan costs			(426)			(290)
Interest expense			(9,888)			(7,519)
Total other income (expense)			(10,047)			(7,495)
Net income			$17,460			$7,913

Note 12:  Net Income per Limited Partners’ Unit

The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner unit—basic and income per limited partner unit—diluted assuming dilution for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008			2007
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per limited partner unit -basic:
Income available to limited partners	$16,000		$1.71	$2,055		$0.22
Weighted average limited partner units outstanding		9,339,000			9,281,000
Income per limited partner unit - diluted: Unit Options, restricted and phantom units		26,000			41,000
Income available to limited partners plus assumed conversions	$16,000	9,365,000	$1.71	$2,055	9,322,000	$0.22

	For the Nine Months Ended September 30,
	2008			2007
	Income			Income
	Available to			Available to
	Limited	Limited		Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per limited partner unit -basic:
Income available to limited partners	$10,947		$1.17	$4,937		$0.53
Weighted average limited partner units outstanding		9,323,000			9,276,000
Income per limited partner unit - diluted: Unit Options, restricted and phantom units		41,000			40,000
Income available to limited partners plus assumed conversions	$10,947	9,364,000	$1.17	$4,937	9,316,000	$0.53

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

Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2007 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/07	$0.7125	$3,694	$2,907	$150	$749	$7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07	0.7550	3,959	3,080	167	1,134	8,340
02/14/08	0.7950	4,169	3,243	182	1,492	9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,444	2,640	208	2,107	10,399
11/14/08 (a)	0.8800	5,574	2,693	215	2,268	10,750
	$6.2775	$34,765	$23,835	$1,425	$11,223	$71,248

(a)             This cash distribution was announced on October 24, 2008 and will be paid on November 14, 2008 to all unitholders of record as of November 4, 2008.

Note 14:   Subsequent Event

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase our natural gas liquids and condensate, primarily at our Bakken and Badlands plants and gathering systems.  During the second quarter 2008, we increased our allowance for doubtful accounts and bad debt expense by $8.1 million for related product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to us, representing amounts owed to us from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores us and SemStream, L.P. to our pre-bankruptcy contractual relationship.

Our third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on our income statement in the second quarter of 2008. After receipt of the October 21 payment, our total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which we have reserved as of September 30, 2008.

On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010.

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include statements regarding our plans, goals, beliefs or current expectations. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements.  Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

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

•      because of the natural decline in production from existing wells, our success depends on our ability to obtain new supplies of natural gas, which involves factors beyond our control. Any decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results;

•      the completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to us on acceptable terms, or at all;

•      increases in interest rates could increase our borrowing costs, adversely impact our unit price and our ability to issue additional equity, which could have an adverse effect on our cash flows and our ability to fund our growth; and

•      our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISRUPTION TO FUNCTIONING OF CAPITAL MARKETS

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to raise debt and equity at prices that are similar to offerings in recent years to be limited over the next three to six months and possibly longer should capital markets remain constrained.

In the weeks following the third quarter, our unit price declined to a closing low of $18.00 on October 10, 2008. Since that date our unit price recovered partially to a level of $[  .] on November 7, 2008. We currently intend to move forward with our planned internal growth projects, and in the near-term we will focus on maintaining sufficient liquidity to fund our growth programs, see “Liquidity and Capital Resources.” Maintaining adequate liquidity may involve the issuance of debt and/or equity at less attractive terms.

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 96.4% and 94.5% of our total segment margin for the three months ended September 30, 2008 and 2007, respectively, and 95.7% and 93.8% of our total segment margin for the nine months ended September 30, 2008 and 2007, respectively.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 3.6% and 5.5% of our total segment margin for the three months ended September 30, 2008 and 2007, respectively, and 4.3% and 6.2% of our total segment margin for the nine months ended September 30, 2008 and 2007, respectively.

Our midstream assets currently consist of 14 natural gas gathering systems with approximately 2,087 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Distribution Increase.   On October 24, 2008, we declared a cash distribution for the third quarter of 2008. This declared quarterly distribution on our common and subordinated units increased to $0.88 per unit (an annualized rate of $3.52 per unit) from our most recent distribution of $0.8625 per unit (an annualized rate of $3.45 per unit). This represents a 2.0% increase over the prior quarter and a 16.6% increase over the distribution for the same quarter of the prior year. The distribution will be paid on November 14, 2008 to unitholders of record on November 4, 2008. Under our partnership agreement, generally, our general partner is entitled to 15% of the amount we distribute to each unitholder in excess of $0.495 per unit per quarter up to $0.5625 per unit per quarter, 25% of the amount we distribute to each unitholder in excess of $0.5625 per unit per quarter up to $0.675 per unit per quarter and 50% of the excess over $0.675 per unit per quarter.

Significant Trade Account Receivable.  On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase our natural gas liquids and condensate, primarily at our Bakken and Badlands plants and gathering systems.  During the second quarter 2008, we increased our allowance for doubtful accounts and bad debt expense by $8.1 million for related  product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to us, representing amounts owed to us from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores us and SemStream, L.P. to our pre-bankruptcy contractual relationship.

Our third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on our statement of operations in the second quarter of 2008. After receipt of the October 21 payment, our total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which we have reserved as of September 30, 2008.

Financial Hedge Agreement.  On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  The swap agreement is effective January 2, 2009 and terminates on January 1, 2010.

Organic Growth Projects. During the second quarter 2008, we entered into an agreement with CLR to construct and operate gathering pipelines, processing plants and related facilities in the Bakken Shale play in northwestern North Dakota in which CLR has dedicated approximately 129,000 gross acres to us. The initial term of the agreement is for 10 years and grants us the right to process natural gas, share in the sales proceeds of the natural gas liquids and residue gas and receive certain fixed fees for treating the natural gas. We plan to make an initial capital investment of approximately $10.0 million by the end of 2008 with additional investments of up to $17.0 million over the next three years to build processing and treating facilities and install field gathering, compression and associated equipment.  As of September 30, 2008, we have initially invested $0.4 million in the project.  The expected startup of the initial phase of the project should occur no later than the second quarter of 2009.

During the third quarter of 2008, we invested approximately $10.4 million to expand our Woodford Shale gathering system’s throughput capacity to approximately 65,000 Mcf/d.

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

Our Results of Operations

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$114,548	$66,431
Midstream purchases	81,895	45,789
Midstream segment margin	32,653	20,642
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$33,858	$21,847

Summary of Operations Data:
Midstream revenues	$114,548	$66,431
Compression revenues	1,205	1,205
Total revenues	115,753	67,636

Midstream purchases (exclusive of items shown separately below)	81,895	45,789
Operations and maintenance	7,881	6,157
Depreciation, amortization and accretion	9,554	7,583
Bad debt	(7,799)	—
General and administrative	2,259	1,715
Total operating costs and expenses	93,790	61,244
Operating income	21,963	6,392
Other income (expense)	(3,322)	(3,138)
Net income	18,641	3,254

Add:
Depreciation, amortization and accretion	9,554	7,583
Amortization of deferred loan costs	147	114
Interest expense	3,271	3,126
EBITDA (3)	$31,613	$14,077

Operating Data:
Inlet natural gas (Mcf/d)	261,345	219,544
Natural gas sales (MMBtu/d)	95,889	84,281
NGL sales (Bbls/d)	6,036	4,721

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$319,058	$191,691
Midstream purchases	238,586	137,320
Midstream segment margin	80,472	54,371
Compression revenues (1)	3,615	3,615
Total segment margin (2)	$84,087	$57,986

Summary of Operations Data:
Midstream revenues	$319,058	$191,691
Compression revenues	3,615	3,615
Total revenues	322,673	195,306

Midstream purchases (exclusive of items shown separately below)	238,586	137,320
Operations and maintenance	22,201	16,108
Depreciation, amortization and accretion	27,652	21,362
Bad debt	304	—
General and administrative	6,423	5,108
Total operating costs and expenses	295,166	179,898
Operating income	27,507	15,408
Other income (expense)	(10,047)	(7,495)
Net income	17,460	7,913

Add:
Depreciation, amortization and accretion	27,652	21,362
Amortization of deferred loan costs	426	290
Interest expense	9,888	7,519
EBITDA (3)	$55,426	$37,084

Operating Data:
Inlet natural gas (Mcf/d)	245,098	210,878
Natural gas sales (MMBtu/d)	89,615	78,998
NGL sales (Bbls/d)	5,763	4,340

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$21,963	$6,392
Add:
Operations and maintenance expenses	7,881	6,157
Depreciation, amortization and accretion	9,554	7,583
Bad debt	(7,799)	—
General and administrative expenses	2,259	1,715
Total segment margin	$33,858	$21,847

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$27,507	$15,408
Add:
Operations and maintenance expenses	22,201	16,108
Depreciation, amortization and accretion	27,652	21,362
Bad debt	304	—
General and administrative expenses	6,423	5,108
Total segment margin	$84,087	$57,986

We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for a consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment. Our total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

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

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenues.  Total revenues (midstream and compression) were $115.7 million for the three months ended September 30, 2008 compared to $67.6 million for the three months ended September 30, 2007, an increase of $48.1 million, or 71.1%.  This $48.1 million increase was primarily due to: (i) increased natural gas sales volumes of 15,830 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 609 Bbls/day (Bbls per day) related to the Woodford Shale gathering system, (ii) increased NGL sales volumes of 646 Bbls/day attributable to the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the three months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for nearly all of our gathering systems.  Revenues from compression assets were the same for both periods.

Midstream revenues were $114.5 million for the three months ended September 30, 2008 compared to $66.4 million for the three months ended September 30, 2007, an increase of $48.1 million, or 72.4%. Of this $48.1 million increase in midstream revenues, approximately $13.3 million was attributable to revenues from increased natural gas and NGL sales volumes at our Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $34.8 million was attributable to significantly higher average realized natural gas and NGL sales prices for the three months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for all of our gathering systems.

Inlet natural gas was 261,345 Mcf/d (Mcf per day) for the three months ended September 30, 2008 compared to 219,544 Mcf/d for the three months ended September 30, 2007, an increase of 41,801 Mcf/d, or 19.0%.  This increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems offset by volume declines at our Eagle Chief and Worland gathering systems.

Natural gas sales volumes were 95,889 MMBtu/d for the three months ended September 30, 2008 compared to 84,281 MMBtu/d for the three months ended September 30, 2007, an increase of 11,608 MMBtu/d, or 13.8%.  This 11,608 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at our Woodford Shale, Bakken and Matli gathering systems offset by reduced natural gas sales volumes at our Eagle Chief, Worland and Kinta gathering systems.

NGL sales volumes were 6,036 Bbls/d for the three months ended September 30, 2008 compared to 4,721 Bbls/d for the three months ended September 30, 2007, a net increase of 1,315 Bbls/d, or 27.9%.  This net increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems.

Average realized natural gas sales prices were $7.57 per MMBtu for the three months ended September 30, 2008 compared to $5.20 per MMBtu for the three months ended September 30, 2007, an increase of $2.37 per MMBtu, or 45.6%.  Average realized NGL sales prices were $1.55 per gallon for the three months ended September 30, 2008 compared to $1.16 per gallon for the three months ended September 30, 2007, an increase of $0.39 per gallon or 33.6%.  The increase in our average realized natural gas and NGL sales prices was primarily a result of significantly higher index prices for natural gas and posted prices for NGLs during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the three months ended September 30, 2008 totaled $1.1 million compared to $1.5 million for the three months ended September 30, 2007.  The $1.1 million gain for the three months ended September 30, 2008 increased averaged realized natural gas prices to $7.57 per MMBtu from $7.44 per MMBtu, an increase of $0.13 per MMBtu.  The $1.5 million gain for the three months ended September 30, 2007 increased averaged realized natural gas prices to $5.20 per MMBtu from $5.00 per MMBtu, an increase of $0.20 per MMBtu. Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended September 30, 2008 totaled $2.5 million compared to $0.6 million for the three months ended September 30, 2007.

The $2.5 million loss for the three months ended September 30, 2008 reduced averaged realized NGL prices to $1.55 per gallon from $1.65 per gallon, a decrease of $0.10 per gallon. The $0.6 million loss for the three months ended September 30, 2007 reduced averaged realized NGL prices to $1.16 per gallon from $1.18 per gallon, a decrease of $0.02 per gallon.

Compression revenues were $1.2 million for the each of the three months ended September 30, 2008 and 2007.

Midstream Purchases.  Midstream purchases were $81.9 million for the three months ended September 30, 2008 compared to $45.8 million for the three months ended September 30, 2007, an increase of $36.1 million, or 78.9%.  The $36.1 million increase is primarily due to volume growth at the Woodford Shale gathering system, the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of our gathering systems.

Midstream Segment Margin .  Midstream segment margin was $32.6 million for the three months ended September 30, 2008 compared to $20.6 million for the three months ended September 30, 2007, an increase of $12.0 million, or 58.2%.  The increase is primarily due to favorable gross processing spreads, significantly higher average realized natural gas and NGL prices, volume growth at the Woodford Shale gathering system and volume growth at the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operations in August 2007.  As a percent of midstream revenues, midstream segment margin was 28.5% and 31.1% for the three months ended September 30, 2008 and 2007, respectively, a reduction of 2.6%.  This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the three months ended September 30, 2008 totaling $1.3 million, after being offset by an unrealized non-cash gain of $5.6 million related to a non-qualifying mark-to-market cash flow derivative for forecasted sales in 2010, compared to net gains of $0.9 million on closed/settled derivative transactions and unrealized non-cash gains on derivative transactions for the three months ended September 30, 2007.

Operations and Maintenance.  Operations and maintenance expense totaled $7.9 million for the three months ended September 30, 2008 compared with $6.2 million for the three months ended September 30, 2007, an increase of $1.7 million, or 28.0%. Of this increase, $1.2 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $0.4 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $9.6 million for the three months ended September 30, 2008 compared with $7.6 million for the three months ended September 30, 2007, an increase of $2.0 million, or 26.0%.  Of this increase, $0.6 million was attributable to increased depreciation on the expanded Badlands gathering system, $0.7 million was attributable to the Woodford Shale gathering system and $0.3 million was attributable to increased depreciation on the Bakken gathering system.

Bad Debt.  During the three months ended September 30, 2008, we recorded a reversal of an uncollectible trade accounts receivable of $7.8 million related to a receivable from a significant customer in which we had previously reserved an allowance for uncollectible accounts of $8.1 million during the second quarter of 2008. Accordingly, we have decreased our reserve for uncollectible accounts to $0.3 million, which represents the remaining potential exposure to this significant customer. We had no bad debts for the three months ended September 30, 2007.

General and Administrative.  General and administrative expense totaled $2.3 million for the three months ended September 30, 2008 compared with $1.7 million for the three months ended September 30, 2007, an increase of $0.5 million, or 31.7%. Salaries expense increased by $0.5 million as a result of increased non-cash unit based compensation and increased staffing during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Other Income (Expense). Other income (expense) totaled $(3.3) million for the three months ended September 30, 2008 compared with $(3.1) million for the three months ended September 30, 2007, an increase in expense of $0.2 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility to fund expansions at the Badlands gathering system, Woodford Shale gathering system, and the Kinta gathering systems, after being offset by lower interest rates incurred during the three months ended September 30, 2008 compared to interest rates incurred during the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenues.  Total revenues (midstream and compression) were $322.7 million for the nine months ended September 30, 2008 compared to $195.3 million for the nine months ended September 30, 2007, an increase of $127.4 million, or 65.2%.  This $127.4 million increase was primarily due to: (i) increased natural gas sales volumes of 14,052 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 901 Bbls/day (Bbls per day) related to the Woodford Shale gathering system which commenced operation in April 2007, (ii) increased NGL sales volumes of 467 Bbls/day attributable to the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the nine months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenue at all of our gathering systems.  Revenues from compression assets were the same for both periods.

Midstream revenues were $319.1 million for the nine months ended September 30, 2008 compared to $191.7 million for the nine months ended September 30, 2007, an increase of $127.4 million, or 66.4%. Of this $127.4 million increase in midstream revenues, approximately $37.1 million was attributable to revenues from increased natural gas and NGL sales volumes at the Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $90.3 million was attributable to significantly higher average realized natural gas and NGL sales prices for the nine months ended September 30, 2008 as compared to the same period in 2007, resulting in increased revenues for all of our gathering systems.

Inlet natural gas was 245,098 Mcf/d (Mcf per day) for the nine months ended September 30, 2008 compared to 210,878 Mcf/d for the nine months ended September 30, 2007, an increase of 34,220 Mcf/d, or 16.2%.  This increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems offset by volume declines at our Eagle Chief and Kinta gathering systems.

Natural gas sales volumes were 89,615 MMBtu/d for the nine months ended September 30, 2008 compared to 78,998 MMBtu/d for the nine months ended September 30, 2007, an increase of 10,617 MMBtu/d, or 13.4%.  This 10,617 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at our Woodford Shale, Bakken and Matli gathering systems offset by reduced natural gas sales volumes at our Eagle Chief and Kinta gathering systems.

NGL sales volumes were 5,763 Bbls/d for the nine months ended September 30, 2008 compared to 4,340 Bbls/d for the nine months ended September 30, 2007, a net increase of 1,423 Bbls/d, or 32.8%.  This net increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems.

Average realized natural gas sales prices were $8.00 per MMBtu for the nine months ended September 30, 2008 compared to $5.78 per MMBtu for the nine months ended September 30, 2007, an increase of $2.22 per MMBtu, or 38.4%.  Average realized NGL sales prices were $1.53 per gallon for the nine months ended September 30, 2008 compared to $1.07 per gallon for the nine months ended September 30, 2007, an increase of $0.46 per gallon or 43.0%.  The increase in our average realized natural gas and NGL sales prices was primarily a result of significantly higher index prices for natural gas and posted prices for NGLs during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the nine months ended September 30, 2008 totaled $1.4 million compared to $3.5 million for the nine months ended September 30, 2007.  The $1.4 million gain for the nine months ended September 30, 2008 increased averaged realized natural gas prices to $8.00 per MMBtu from $7.95 per MMBtu, an increase of $0.05 per MMBtu.  The $3.5 million gain for the nine months ended September 30, 2007 increased averaged realized natural gas prices to $5.78 per MMBtu from $5.62 per MMBtu, an increase of $0.16 per MMBtu.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the nine months ended September 30, 2008 totaled $7.9 million compared to $1.1 million for the nine months ended September 30, 2007.   The $7.8 million loss for the nine months ended September 30, 2008 reduced averaged realized NGL prices to $1.53 per gallon from $1.64 per gallon, a decrease of $0.11 per gallon. The $1.1 million loss for the nine months ended September 30, 2007 reduced averaged realized NGL prices to $1.07 per gallon from $1.09 per gallon, a decrease of $0.02 per gallon.

Compression revenues were $3.6 million for the each of the nine months ended September 30, 2008 and 2007.

Midstream Purchases.  Midstream purchases were $238.6 million for the nine months ended September 30, 2008 compared to $137.3 million for the nine months ended September 30, 2007, an increase of $101.3 million, or 73.7%.  The $101.3 million increase is primarily due to volume growth at the Woodford Shale gathering system which commenced operation in April 2007, the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operation in August 2007 and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of our gathering systems.

Midstream Segment Margin .  Midstream segment margin was $80.5 million for the nine months ended September 30, 2008 compared to $54.4 million for the nine months ended September 30, 2007, an increase of $26.1 million, or 48.0%.  The increase is primarily due to favorable gross processing spreads, significantly higher average realized natural gas and NGL prices, volume growth at the Woodford Shale gathering system which commenced operation in April 2007 and volume growth at the expanded Badlands gathering system, including the nitrogen rejection plant, which commenced operations in August 2007. As a percent of midstream revenues, midstream segment margin was 25.2% and 28.4% for the nine months ended September 30, 2008 and 2007, respectively, a reduction of 3.1%.  This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the nine months ended September 30, 2008 totaling $6.4 million, after being offset by an unrealized non-cash gain of $3.6 million related to a non-qualifying mark-to-market cash flow derivative for forecasted sales in 2010, compared to net gains of $2.4 million on closed/settled derivative transactions and unrealized non-cash gains on derivative transactions for the nine months ended September 30, 2007. The increase in midstream segment margin was offset by approximately $2.3 million of forgone margin as a result of the Badlands nitrogen rejection plant being temporarily taken out of service due to equipment failure during the nine months ended September 30, 2008.

Operations and Maintenance.  Operations and maintenance expense totaled $22.2 million for the nine months ended September 30, 2008 compared with $16.1 million for the nine months ended September 30, 2007, an increase of $6.1 million, or 37.8%. Of this increase, $3.6 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $2.2 million was attributable to increased operations and maintenance at the Eagle Chief, Matli and Woodford Shale gathering systems.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $27.7 million for the nine months ended September 30, 2008 compared with $21.4 million for the nine months ended September 30, 2007, an increase of $6.3 million, or 29.4%.  Of this increase, $2.2 million was attributable to increased depreciation on the expanded Badlands gathering system, $1.7 million was attributable to the Woodford Shale gathering system and $1.1 million was attributable to increased depreciation on the Bakken gathering system.

General and Administrative.  General and administrative expense totaled $6.4 million for the nine months ended September 30, 2008 compared with $5.1 million for the nine months ended September 30, 2007, an increase of $1.3 million, or 25.7%. Salaries increased $1.4 million in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to increased non-cash unit based compensation and increased staffing during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Other Income (Expense). Other income (expense) totaled $(10.0) million for the nine months ended September 30, 2008 compared with $(7.5) million for the nine months ended September 30, 2007, an increase in expense of $2.5 million.  The increase is primarily attributable to additional interest expense from borrowings on our credit facility to fund expansions at the Badlands gathering system, the Woodford Shale gathering system, and the Kinta gathering systems, after being offset by lower interest rates incurred during the nine months ended September 30, 2008 compared to interest rates incurred during the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Disruption to Functioning of Capital Markets

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although we intend to move forward with our planned internal growth projects, we may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our expansion activities may be muted by substantial cost of capital increases during this period.

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

Cash Flows from Operating Activities

Our cash flows from operating activities decreased by $2.4 million to $26.7 million for the nine months ended September 30, 2008 from $29.1 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 we received cash flows from customers of approximately $303.9 million attributable to increased natural gas and NGLs volumes and significantly higher average realized natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $267.5 million and payment of interest expense of $9.7 million, net of amounts capitalized, resulting in cash received from operating activities of $26.7 million. During the same nine month period in 2007, we received cash flows from customers of approximately $195.8 million attributable to increased volumes of natural gas and NGLs decreased by lower natural gas and NGL sales prices, had cash payments to our suppliers and employees of approximately $159.3 million and payment of interest expense of $7.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $29.1 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, used $16.5 million of cash flows from operating activities during the nine months ended September 30, 2008 and used $0.5 million to cash flows from operating activities during the nine months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 was $17.5 million, an increase of $9.6 million from a net income of $7.9 million for the nine months ended September 30, 2007.  Depreciation and amortization increased by $6.3 million to $27.6 million for the nine months ended September 30, 2008 from $21.3 million for the nine months ended September 30, 2007.  Bad debt expense was $0.3 million for the nine months ended September 30, 2008 compared to zero for the nine months ended September 30, 2007.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities, which represent investments in property and equipment, decreased by $24.8 million to $37.1 million for the nine months ended September 30, 2008 from $61.9 million for the nine months ended September 30, 2007 primarily due to reduced capital investing in the nine months ended September 30, 2008 related to the Badlands nitrogen rejection plant which was under construction during the first nine months of 2007.

Cash Flows from Financing Activities

Our cash flows from financing activities decreased to $12.1 million for the nine months ended September 30, 2008 from $31.3 million for the nine months ended September 30, 2007, a decrease of $19.2 million. During the nine months ended September 30, 2008, we borrowed $41.0 million under our credit facility to fund internal expansion projects, received capital contributions of $1.1 million as a result of issuing common units due to the exercise of vested unit options, distributed $29.2 million to our unitholders, incurred debt issuance costs of $0.4 million associated with the fourth amendment to our credit facility amended in February 2008 and made $0.4 million payments on capital lease obligations.

During the nine months ended September 30, 2007, we borrowed $54.0 million under our credit facility to fund internal expansion projects, received capital contributions of $1.0 million as a result of issuing common units due to the exercise of vested unit options, distributed $23.0 million to unitholders, incurred offering costs of $0.2 million associated with our S-3/A registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with our third amendment to our credit facility in July 2007.

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

North Dakota Bakken

We plan to make an initial capital investment of approximately $10.0 million by the end of 2008 with additional investments of up to $17.0 million over the next three years to build gas processing and treating facilities and install field gathering, compression and associated equipment at the Bakken Shale play in northwestern North Dakota in which CLR has dedicated approximately 129,000 gross acres to us. As of September 30, 2008, we have initially invested $0.4 million in the project. The expected startup of the initial phase of the project should occur no later than the second quarter of 2009.

Woodford Shale

We are continuing to expand the Woodford Shale gathering system located in the Woodford Shale reservoir area in the Arkoma Basin of southeastern Oklahoma. The gathering system is being designed to provide low-pressure and highly reliable gathering, compression and dehydration services. During the third quarter of 2008, we invested approximately $10.4 million to expand our

Woodford Shale gathering system to provide takeaway capacity in excess of approximately 65,000 Mcf/d, at 17,400 horsepower of compression. As of September 30, 2008, we have invested a total of $39.8 million in this internal expansion project.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted sales in 2008 and 2009, and a non-qualifying mark-to-market cash flow derivative that relates to forecasted sales in 2010. We entered into these instruments to hedge the forecasted natural gas and natural gas liquid sales or purchases against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas or natural gas liquids are sold or purchased. Under these swap agreements, we either receive or pay a monthly net settlement that is determined by the difference between a fixed price and a floating price based on certain indices for the relevant contract period for the agreed upon volumes.

The following table provides information about these financial derivative instruments for the periods indicated:

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

In addition to the derivative instruments noted in the table above, we have executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS 133 and is therefore not marked to market as a derivative.

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of September 30, 2008.

Available Credit

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Investors continue to seek perceived safe investments in securities of the United States government rather than corporate issues. We may at times experience difficulty accessing the long-term credit markets due to prevailing market conditions. Additionally, existing constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding the continuing weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements into 2009 and for the foreseeable future.

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

Indebtedness under the credit facility will bear interest, at our option, at either: (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At September 30, 2008, the interest rate on outstanding borrowings from our credit facility was 4.76%

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

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

As of September 30, 2008, we had $262.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited.  The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity’s financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

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

Asset Retirement Obligations.    SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of SFAS 143 relates to our estimated costs for primarily dismantling and site restoration of leased compression facility locations. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended September 30, 2008, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		2008		2007
		$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)	$0.01	$130,000	$156,000	$461,000	$109,000
	$(0.01)	$(159,000)	$(134,000)	$(111,000)	$(464,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

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

		Average	Fair Value
		Fixed	Asset
Description and Production Period	Volume	Price	(Liability)
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
October 2008 - September 2009	2,097,000	$7.42	$4,521
October 2009 - December 2009	534,000	$7.30	1,016
January 2010 - December 2010	2,136,000	$10.50	3,975
			$9,512

	(MMBtu)	(per MMBtu)
Natural Gas - Buy Fixed for Floating Price Swaps
October 2008 - December 2008	180,288	$6.93	$(396)

	(Bbls)	(per Gallon)
Natural Gas Liquids - Sold Fixed for Floating Price Swaps
October 2008 - December 2008	110,442	$1.31	$(1,230)

In addition to the derivative instruments noted in the table above, we have executed one natural gas fixed price physical forward sales contract on 100,000 MMBtu per month with a fixed price of $8.43 per MMBtu for the remainder of 2008.  This contract has been designated as normal sales under SFAS No. 133 and is therefore not marked to market as a derivative.

Interest Rate Risk.   We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin.  We are exposed to changes in the LIBOR rate as a result of our credit facility, which is subject to floating interest rates.  As of September 30, 2008, we had approximately $262.1 million of indebtedness outstanding under our credit facility. The impact of a 100 basis point increase in interest rates on the amount of current debt would, for the remainder of 2008, result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $2.6 million. On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010.

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our five largest customers for the three months ended September 30, 2008, accounted for approximately 18%, 14%, 10%, 7% and 5%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of our other customers. Any material nonpayment or nonperformance by our key customers could materially and adversely affect our business, financial condition or results of operations and reduce our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Our counterparties for our derivative instruments as of September 30, 2008 are BP Energy Company and Bank of Oklahoma, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Affiliates of SemGroup, L.P. purchase our natural gas liquids and condensate, primarily at our Bakken and Badlands plants and gathering systems.  During the second quarter 2008, we increased our allowance for doubtful accounts and bad debt expense by $8.1 million for related  product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to the sale of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to us, representing amounts owed to us from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores us and SemStream, L.P. to our pre-bankruptcy contractual relationship.

Our third quarter results of operations reflect a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on our income statement in the second quarter of 2008. After receipt of the October 21 payment, our total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which we have reserved as of September 30, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended September 30, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new supplies of natural gas, which involves factors beyond our control.  Any decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results.

Our gathering systems and processing plants are dependent on the level of production from oil and natural gas wells that supply our systems with natural gas and from which production will naturally decline over time.  As a result, our cash flows associated with these wells will also decline over time.  In order to maintain or increase throughput volume levels on our gathering systems and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies.  The primary factors affecting our ability to obtain new supplies of natural gas and attract new customers to our assets are: the level of successful drilling activity near our gathering systems and our ability to compete with other gathering and processing companies for volumes from successful new wells.

The level of natural gas drilling activity is dependent on economic and business factors beyond our control.  The primary factors that impacts drilling decisions are crude oil and natural gas prices.  Sustained declines in crude oil and natural gas prices could result in decreases in exploration and development activities in the fields served by our assets, which would lead to reduced utilization of these assets.

In addition, producers may decrease their activity levels due to the current deterioration in the credit markets.  Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity.   Recently, there has been a significant decline in the credit markets and the availability of credit.  Additionally, many of our customers’ equity values have substantially declined.  The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending.  For example, a number of our customers have announced reduced capital expenditure budgets for the remainder of 2008 and 2009.

Other factors that impact production decisions include producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes.  Because of these factors, even if additional crude oil or natural gas reserves were discovered in areas served by our assets, producers may choose not to develop those reserves.  If we were not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, through-put volumes on our pipelines and the utilization rates of our processing facilities would decline, which could have a material adverse effect on our business, results of operations and financial condition.

Completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to us on acceptable terms, or at all.

We plan to fund our expansion capital expenditures, including any future expansions we may undertake, with proceeds from sales of our debt and equity securities and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable to refinance our revolving credit facility when it expires.   In addition, we may be unable to obtain adequate funding under our current revolving credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

          The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our revolving credit agreement which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.

Increases in interest rates could increase our borrowing costs, adversely impact our unit price and our ability to issue additional equity, which could have an adverse effect on our cash flows and our ability to fund our growth.

Due to the recent volatility and decline in the credit markets, the interest rate on our credit facility could increase, which would reduce our cash flows.  In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  As with other yield-oriented securities, the market price for our units will be affected by the level of our cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse effect on our unit price and our ability to issue additional equity in order to make acquisitions, to reduce debt or for other purposes.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).

4.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

4.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

4.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

4.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).

10.1	—

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.2*	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.3	—

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and Continental Resources, Inc. (incorporated by reference to exhibit 10.3 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

†10.4	—

Gas Purchase Contract between Continental Resources, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.5	—	Gas Purchase Contract Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.6	—	Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.7	—

Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.8	—

Contribution, Conveyance and Assumption Agreement among Hiland Partners, LP, Hiland Operating, LLC, Hiland GP, LLC, Hiland LP, LLC, Continental Gas, Inc., Hiland Partners GP, LLC, Hiland Partners, LLC, Continental Gas Holdings, Inc., Hiland Energy Partners, LLC, Harold Hamm, Harold Hamm HJ Trust, Harold Hamm DST Trust, Equity Financial Services, Inc., Randy Moeder, and Ken Maples effective as of February 15, 2005 (incorporated by reference to exhibit 10.8 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.9*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.10	—

Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.11 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.11*	—	Director’s Compensation Summary (incorporated by reference to exhibit 10.11 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.12*	—	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on November 14, 2005).

10.13	—

First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on September 29, 2005).

10.14	—	Gas Purchase Agreement among Hiland Partners, LP and Continental Resources, Inc. dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on November 10, 2005).

10.15	—	Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on May 3, 2006).

10.16	—

Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Enogex Gas Gathering, L.L.C. (incorporated by reference to exhibit 10.2 of Registrants form 8-K filed on May 3, 2006).

10.17	—

Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on June 13, 2006).

10.18	—

Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on September 29, 2006).

10.19	—

Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on March 15, 2007).

10.20	—

Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on July 18, 2007).

10.21	—	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on November 13, 2007).

10.22	—

Fourth Amendment, dated as of February 6, 2008, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on February 12, 2008).

19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*      Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 10th day of November, 2008.

HILAND PARTNERS, LP

By:	Hiland Partners GP, LLC, its general partner

By:	/s/ Joseph L. Griffin
Joseph L. Griffin
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Matthew S. Harrison
Matthew S. Harrison
Chief Financial Officer, Vice President-Finance, Secretary and Director (principal financial and accounting officer)

Exhibit Index

3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).

4.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

4.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

4.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

4.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).

10.1	—

Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and MidFirst Bank (incorporated by reference to exhibit 10.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.2*	—	Hiland Partners, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.3	—

Compression Services Agreement, effective as of January 28, 2005, by and among Hiland Partners, LP and Continental Resources, Inc. (incorporated by reference to exhibit 10.3 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

†10.4	—

Gas Purchase Contract between Continental Resources, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.5	—	Gas Purchase Contract Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.6	—	Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

†10.7	—

Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.8	—

Contribution, Conveyance and Assumption Agreement among Hiland Partners, LP, Hiland Operating, LLC, Hiland GP, LLC, Hiland LP, LLC, Continental Gas, Inc., Hiland Partners GP, LLC, Hiland Partners, LLC, Continental Gas Holdings, Inc., Hiland Energy Partners, LLC, Harold Hamm, Harold Hamm HJ Trust, Harold Hamm DST Trust, Equity Financial Services, Inc., Randy Moeder, and Ken Maples effective as of February 15, 2005 (incorporated by reference to exhibit 10.8 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.9*	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).

10.10	—

Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.11 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.11*	—	Director’s Compensation Summary (incorporated by reference to exhibit 10.11 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

10.12*	—	Form of Restricted Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on November 14, 2005).

10.13	—

First Amendment, dated as of September 26, 2005 to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on September 29, 2005).

10.14	—	Gas Purchase Agreement among Hiland Partners, LP and Continental Resources, Inc. dated November 8, 2005 (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on November 10, 2005).

10.15	—	Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on May 3, 2006).

10.16	—

Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Enogex Gas Gathering, L.L.C. (incorporated by reference to exhibit 10.2 of Registrants form 8-K filed on May 3, 2006).

10.17	—

Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on June 13, 2006).

10.18	—

Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to exhibit 10.1 of Registrants form 8-K filed on September 29, 2006).

10.19	—

Retention Agreement, dated as of March 14, 2007, by and among Randy Moeder, Hiland Partners GP, LLC, Hiland Partners GP Holdings, LLC and the other parties listed on the signature page thereto. (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on March 15, 2007).

10.20	—

Third Amendment, dated as of July 13, 2007, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on July 18, 2007).

10.21	—	Form of Phantom Unit Grant Agreement (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on November 13, 2007).

10.22	—

Fourth Amendment, dated as of February 6, 2008, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed on February 12, 2008).

19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).

31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*      Constitutes management contracts or compensatory plans or arrangements.