Form 10-K
period 2008-12-31
Hiland Partners, LP
filed 2009-03-09
CIK 1306527

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number: 000-51120

Hiland Partners, LP
(Exact name of Registrant as specified in its charter)

DELAWARE	71-0972724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 West Maple, Suite 1100 Enid, Oklahoma	73701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number including area code (580) 242-6040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Limited Partner Units	The NASDAQ Stock Market, LLC

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

        The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $197.8 million on June 30, 2008 based on the closing price of $49.77 on the NASDAQ National Market.

        The number of the registrant's outstanding equity units as of March 7, 2009 was 6,289,880 common units, 3,060,000 subordinated units and a 2% general partnership interest.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Items 1. and 2.    Business and Properties

        References in this annual report on Form 10-K to "Hiland Partners," "we," "our," "us" or similar terms refer to Hiland Partners, LP and its operating subsidiaries after giving effect to the formation transactions described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview." References to "Hiland Holdings" refer to Hiland Holdings GP, LP, a public partnership that owns our general partner and 2,321,471 common units and 3,060,000 subordinated units in us. References to "our general partner" refer to Hiland Partners GP, LLC.

Overview

        We are a midstream energy partnership engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating, or separating, and marketing of natural gas liquids, or NGLs. We also provide air compression and water injection services to Continental Resources, Inc. ("CLR"), a publicly traded exploration and production company controlled by affiliates of our general partner for use in its oil and gas secondary recovery operations. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. In our midstream segment, we connect the wells of natural gas and crude oil producers in our operating areas to our gathering systems, treat natural gas to remove impurities, process natural gas for the removal of NGLs, fractionate NGLs into NGL products and provide an aggregate supply of natural gas and NGL products to a variety of transmission pipelines and markets. In our compression segment, we provide compressed air and water to CLR. CLR uses the compressed air and water in its oil and gas secondary recovery operations in North Dakota by injecting them into its oil and gas reservoirs to increase oil and gas production from those reservoirs. This increased production of natural gas flows through our Badlands gathering system.

        Our midstream assets consist of 14 natural gas gathering systems with approximately 2,111 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

Recent Developments

        Going Private Proposals.    On January 15, 2009, the board of directors of the general partner of each of Hiland Partners and Hiland Holdings received a proposal from Harold Hamm to acquire all of the outstanding common units of each of Hiland Partners and Hiland Holdings that are not owned by Mr. Hamm, his affiliates or the Hamm family trusts. Consummation of each transaction is conditioned upon the consummation of the other. The proposals contemplate a merger of each of Hiland Partners and Hiland Holdings with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts. Under the terms proposed by Mr. Hamm, Hiland Partners unitholders would receive $9.50 in cash per common unit and Hiland Holdings unitholders would receive $3.20 in cash per common unit. Mr. Hamm is the Chairman of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings. Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, and approximately 61% of the outstanding common units of Hiland Holdings. Hiland Holdings owns 100% of our general partner and approximately 37% of our outstanding common units.

        It is anticipated that the conflicts committee of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings will consider the proposals. In reviewing the proposals, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. The board of directors of the general partner of each of Hiland Partners and Hiland Holdings caution our unitholders and the unitholders of Hiland Holdings respectively, and others considering trading in the securities of Hiland Partners and Hiland Holdings, that each conflicts committee of the board of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Holdings to the proposals. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

        On February 26, 2009, a unitholder of Hiland Partners and Hiland Holdings filed a complaint alleging claims relating to Mr. Hamm's proposal on behalf of a purported class of common unitholders of Hiland Partners and Hiland Holdings against Hiland Partners, Hiland Holdings, the general partner of each of Hiland Partners and Hiland Holdings, and certain members of the board of directors of each of Hiland Partners and Hiland Holdings in the Court of Chancery of the State of Delaware. For additional information, please see Item 3. "Legal Proceedings."

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

  •
  processing natural gas to extract NGLs and selling the resulting residue natural gas and, in most cases, the NGLs; and

  •
  fractionating a portion of our NGLs into a mix of NGL products, including propane, butanes and natural gasoline or various combinations of these NGLs, and selling these NGL products to third parties.

        Our midstream assets include the following:

  •
  Bakken Gathering System.    The Bakken gathering system is a 374-mile gas gathering system located in eastern Montana that gathers compresses, dehydrates and processes natural gas, and fractionates NGLs. This system includes the Bakken processing plant, three compressor stations and one fractionation facility, and has approximately 11,050 horsepower installed. We acquired the Bakken gathering system and the Bakken processing plant in September 2005. Our Bakken gathering system has capacity of 25,000 Mcf/d and average throughput was 22,687 Mcf/d of natural gas which produced approximately 2,264 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 33.5% of our total segment margin for the year ended December 31, 2008.

  •
  Badlands Gathering System.    The Badlands gathering system is a 221-mile gas gathering system primarily located in southwest North Dakota that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Badlands processing plant, seven compressor stations, one treating facility and one fractionation facility, and has approximately 18,550 horsepower installed. We constructed the original Badlands gathering system and processing plant in 1997. Our Badlands gathering system has capacity of 46,000 Mcf/d and average throughput was 22,930 Mcf/d of natural gas which produced approximately 962 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 17.5% of our total segment margin for the year ended December 31, 2008.

  •
  Eagle Chief Gathering System.    The Eagle Chief gathering system is a 609-mile gas gathering system located in northwest Oklahoma that gathers, compresses, dehydrates and processes natural gas. The system includes the Eagle Chief processing plant and eight compressor stations and has approximately 17,500 horsepower installed. We constructed the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. We acquired the Carmen gathering system in August 2003, which consists solely of gathering lines to expand the Eagle Chief gathering system. Our Eagle Chief gathering system has a capacity of 35,500 Mcf/d and average throughput was 25,259 Mcf/d of natural gas which produced approximately 980 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 12.6% of our total segment margin for the year ended December 31, 2008.

  •
  Kinta Area Gathering Systems.    The Kinta Area gathering system was acquired on May 1, 2006 and is a 601-mile gathering system located in southeastern Oklahoma that includes five separate low pressure natural gas gathering systems. The systems are comprised of four 10,000 Mcf/d capacity amine treating facilities and thirteen compressor stations with an aggregate of approximately 43,750 horsepower. Our Kinta Area gathering systems have an aggregate capacity of 200,000 Mcf/d and average throughput was 133,755 Mcf/d for the year ended December 31, 2008. The systems represented approximately 12.5% of our total segment margin for the year ended December 31, 2008.

  •
  Woodford Shale Gathering System.    The Woodford Shale gathering system is a 55-mile gathering system located in southeastern Oklahoma and is designed to provide low-pressure gathering, compression and dehydrating services. The system includes four compressor stations and has approximately 17,400 horsepower installed. Natural gas gathered on the Woodford Shale gathering system is processed at third party processing facilities. Our Woodford Shale gathering system has a capacity of 65,000 Mcf/d and average throughput was 27,447 Mcf/d of natural gas which produced approximately 1,214 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 9.2% of our total segment margin for the year ended December 31, 2008.

  •
  Matli Gathering System.    The Matli gathering system is a 58-mile gas gathering system located in northcentral Oklahoma that gathers, compresses, dehydrates, treats and processes natural gas. The system includes the Matli processing plant, three compressor stations and one treating facility which combined have approximately 9,450 horsepower. We constructed the Matli gathering system in 1999, and in December 2006 we completed the construction of a new processing plant. Our Matli gathering system has a capacity of 25,000 Mcf/d and average throughput was 15,627 Mcf/d of natural gas which produced approximately 343 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 5.7% of our total segment margin for the year ended December 31, 2008.

  •
  Worland Gathering System.    The Worland gathering system is a 153-mile gas gathering system located in central Wyoming that gathers, compresses, dehydrates, treats and processes natural gas, and fractionates NGLs. The system includes the Worland processing plant, seven compressor stations, one treating facility and one fractionation facility, and has approximately 5,700 horsepower installed. The Worland gathering system and the Worland processing plant were contributed to us on February 15, 2005 in connection with our formation and our initial public offering. Our Worland gathering system has a capacity of 8,000 Mcf/d and average throughput was 2,603 Mcf/d of natural gas which produced approximately 157 Bbls/d of NGLs for the year ended December 31, 2008. The system represented approximately 4.3% of our total segment margin for the year ended December 31, 2008.

  •
  Other Systems.    We also own three other natural gas gathering systems located in Texas, Mississippi and Oklahoma. These systems represented approximately 0.4% of our total segment margin for the year ended December 31, 2008.

  •
  North Dakota Bakken Gathering System.    The North Dakota Bakken gathering system presently consists of a 23-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks / Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction with an expected start up in the second quarter of 2009.

        Our midstream revenues represented 98.8%, 98.3% and 97.8% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following table contains certain information regarding our gathering systems as of or for the year ended December 31, 2008:

Asset	Type	Length (Miles)	Receipt Points	Throughput Capacity(1)	Throughput Average(1)	Capacity Utilization	Percent of Total Segment Margin
Bakken gathering system	Gathering pipelines	374	292	25,000	22,687	90.8%
	Refrigeration Plant Constructed in 2004	—	—	25,000	22,687	90.8%
	Fractionation facility (Bbls/d)	—	—	6,500	3,354	51.6%	33.5%
Badlands gathering system	Gathering pipelines	221	44	46,000	22,930	49.9%
	Cryogenic and Refrigeration Plant—Constructed in 2007	—	—	40,000	22,930	57.3%
	Treating facility	—	—	40,000	22,930	57.3%
	Fractionation facility (Bbls/d)	—	—	4,000	836	20.9%	17.5%
Eagle Chief gathering system	Gathering pipelines	609	447	35,500	25,259	71.2%
	Mix Refrigeration/JT Plant Constructed in 1995	—	—	35,000	25,259	72.2%	12.6%
Kinta Area gathering systems(2)	Gathering pipelines	601	710	200,000	133,755	66.9%
	Treating facilities			40,000	21,116	52.9%	12.5%
Woodford Shale gathering system	Gathering pipelines	55	53	65,000	27,447	42.2%	9.2%
Matli gathering system	Gathering pipelines	58	57	25,000	15,627	62.5%
	Mix Refrigeration Plant Constructed in 2006	—	—	25,000	15,627	62.5%
	Treating facility	—	—	20,000	11,336	56.7%	5.7%
Worland gathering system	Gathering pipelines	153	24	8,000	2,603	32.5%
	Refrigeration Plant—Constructed in mid 1980's	—	—	8,000	2,603	32.5%
	Treating facility	—	—	8,000	2,603	32.5%
	Fractionation facility (Bbls/d)	—	—	650	260	40.0%	4.3%
Other systems(3)	Gathering pipelines	17	21	7,000	2,362	33.7%	0.4%
North Dakota Bakken gathering System(4)	Gathering pipelines	23	—	—	—	—	—

	Total	2,111	1,648				95.7%

(1)
Throughput capacity and average throughput are measured in Mcf/d for the gathering pipelines, processing plants and treating facilities and in Bbls/d for the fractionation facilities shown on this chart.

(2)
The Kinta Area gathering systems includes five separate natural gas gathering systems.

(3)
Other systems include three natural gas gathering systems located in Texas, Mississippi and Oklahoma.

(4)
The North Dakota Bakken natural gas gathering system is currently under construction.

Compression Segment

        We provide air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four-year, monthly fixed-fee contract (which we entered into in connection with our initial public offering) that expired on January 28, 2009 and now automatically renews for additional one-month terms at our Cedar Hills compression facility, our Horse Creek compression facility and our water injection plant located next to our Cedar Hills compression facility. These assets are located in North Dakota in close proximity to our Badlands gathering system. At the compression facilities, we compress air to pressures in excess of 4,000 pounds per square inch, and at the water injection plant, we pump water to pressures in excess of 2,000 pounds per square inch. The air and water are delivered at the tailgate of our facilities into pipelines operated by CLR and are ultimately utilized by CLR in its oil and gas secondary recovery operations. The natural gas produced by CLR flows through our Badlands gathering system. Our compression segment represented approximately 4.3% of our total segment margin for the year ended December 31, 2008. Our compression revenues represented 1.2%, 1.7% and 2.2% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Information About Segments

        See Part II, Item 8.—Financial Statements and Supplementary Data.

Business Strategies

        Multiple events during 2008 and early 2009 involving numerous financial institutions have effectively restricted current liquidity with the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. Additionally, our cash flows are impacted by the price of natural gas, crude oil and natural gas liquids. During 2008, we experienced extreme swings in our average realized natural gas and NGL sales prices. Our average realized natural gas sales price increased from $6.44/MMBtu in January 2008 to a high sales price of $10.05/MMBtu in July 2008, then decreased to a low sales price of $3.38/MMBtu in November 2008. Our average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, resulted in a decline in drilling activity by some producers. Sustained declines in drilling activity could have a negative impact on the natural gas volumes we gather and process. In the near term, our management team is committed to managing costs and expenditures during this difficult commodity price and capital markets cycle. For the longer term, and assuming the financial and energy markets stabilize, our management team continues to be committed to increasing the amount of cash available for distribution per unit by executing the following strategies:

  •
  Engaging in construction and expansion opportunities.    We intend to leverage our existing infrastructure and customer relationships by constructing and expanding systems to meet any new or increased demand for our midstream services. These projects may include expansion of existing systems and construction of new facilities.

  •
  Pursuing complementary acquisitions.    We intend to evaluate making complementary acquisitions of midstream assets in our operating areas that provide opportunities to expand or increase the utilization of our existing assets. We would consider acquisitions that we believe will allow us to capitalize on our existing infrastructure, personnel, and producer and customer relationships to provide an integrated package of natural gas midstream services. In addition, we would consider selected acquisitions in new geographic areas to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations.

  •
  Increasing volumes on our existing assets.    Our gathering systems have excess capacity, which provides us with opportunities to increase throughput volume with minimal incremental operating costs and thereby increase cash flow. We intend to aggressively market our services to producers in order to connect new supplies of natural gas, increase volumes and more fully utilize our capacity.

  •
  Taking measures that reduce our exposure to commodity price risk.    Because of the significant volatility of natural gas, crude oil and NGL prices, we attempt to operate our business in a manner that allows us to mitigate the impact of fluctuations in commodity prices. In order to reduce our exposure to commodity price risk, we intend to pursue fee-based arrangements, where market conditions permit, and to enter into forward sales contracts or hedging arrangements to cover a portion of our operations that are not conducted under fee-based arrangements. In addition, when processing margins (or the difference between NGL sales prices and the cost of natural gas) are unfavorable, we can elect not to process natural gas at our Eagle Chief processing plant and third parties processors providing processing services on our behalf downstream of the Woodford Shale system can reject ethane or elect not to process natural gas.

Midstream Assets

        Our natural gas gathering systems include approximately 2,111 miles of pipeline. A substantial majority of our revenues are derived from purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas that flows through our gathering pipelines and from fractionating and marketing of NGLs resulting from the processing of natural gas into NGL products. We describe our principal systems below.

Bakken Gathering System

        General.    The Bakken gathering system is located in eastern Montana and consists of approximately 374 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, and the Bakken processing plant, which includes seven compressors and a fractionation facility. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 22,687 Mcf/d for the year ended December 31, 2008. There are three compressor stations located within the gathering system. The compressor stations and plant combined have approximately 11,050 horsepower.

        The Bakken processing plant processes natural gas that flows through the Bakken gathering system to produce residue gas and NGLs. The plant has processing capacity of approximately 25,000 Mcf/d. For the year ended December 31, 2008, the facility processed approximately 22,687 Mcf/d of natural gas and produced approximately 2,264 Bbls/d of NGLs.

        The Bakken gathering system also includes a fractionation facility that separates NGLs into propane, butane and natural gasoline. The fractionation facility has a current capacity to fractionate approximately 6,500 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of approximately 3,354 Bbls/d which included volumes from our Badlands processing plant. In the third quarter of 2007, we completed the expansion of our NGL fractionation facilities at our Bakken processing plant to fractionate NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        Natural Gas Supply.    As of December 31, 2008, 292 receipt points were connected to our Bakken gathering system. The wells behind these receipt points, which are located in the Williston Basin of Montana, primarily produce crude oil from the Bakken formation. The associated natural gas produced from these wells flows through our Bakken gathering system. The primary suppliers of natural gas to the Bakken gathering system are Enerplus Resources (USA) Corporation, CLR and ConocoPhillips Company, which represented approximately 55%, 34% and 10%, respectively, of the Bakken gathering system's natural gas supply for the year ended December 31, 2008.

        Substantially all of the natural gas supplied to the Bakken gathering system is dedicated to us under three individually negotiated percentage-of-proceeds contracts. Two of these contracts have an initial term of ten years, expiring in 2014, and one is for the life of the lease. Under these contracts, natural gas is purchased at the wellhead from the producers. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our processing operations is sold at the tailgate of the Bakken processing plant on the Williston Basin Interstate Pipeline to third parties. Depending on prevailing market prices at each delivery point, we either sell our NGLs produced by our fractionation facility to SemStream, L.P. at the tailgate of the plant or transport the same NGLs through a pipeline to a rail terminal and then sell to SemStream, L.P. From July 18, 2008 through September 30, 2008, we sold NGLs to other third parties, including CLR. Prior to July 18, 2008 and since October 2008, we have sold NGLs to SemStream, L.P., who is fully performing under these contracts.

        Our primary purchasers of residue gas and NGLs on the Bakken gathering system were SemStream, L.P., Montana-Dakota Utilities Co. and Rainbow Gas Company, which represented approximately 37%, 29% and 19% respectively, of the revenues from such sales for the year ended December 31, 2008.

Badlands Gathering System and Air Compression and Water Injection Facilities

        General.    The Badlands gathering system is located primarily in southwestern North Dakota and consists of approximately 221 miles of natural gas gathering pipelines, ranging from two inches to twelve inches in diameter, the Badlands processing plant, natural gas treating facilities, a fractionation facility and seven compressor stations. The total horsepower for the system was approximately 18,550 at December 31, 2008. The gathering system has a capacity of approximately 46,000 Mcf/d and average throughput was approximately 22,930 Mcf/d for the year ended December 31, 2008.

        In order to fulfill our obligations under an agreement with CLR to gather, treat and process additional natural gas, produced as a by-product of CLR's secondary oil recovery operations, in the areas specified by the contract, we expanded our Badlands gas gathering system and processing plant located in Bowman County, North Dakota. We completed the expansion of our Badlands gathering system, the associated field gathering infrastructure, processing plant and treating facilities, which included the completion of our 40,000 Mcf/d nitrogen rejection plant, and amine and hydrogen sulfide treating facilities during the third quarter of 2007. As a result, gathering pipelines, processing plant, treating facility and fractionation facility throughput capacities increased significantly.

        We completed construction and commenced operation of the Badlands gathering system, including the original Badlands processing plant, in 1997. The Badlands processing plant processes natural gas that flows through the Badlands gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed and treated for high levels of contaminates, including carbon dioxide, hydrogen sulfide and nitrogen, in order to meet pipelines quality specifications. The plant has processing capacity of approximately 40,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 22,930 Mcf/d of natural gas and produced approximately 962 Bbls/d of NGLs.

        The Badlands gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. At December 31, 2008, the fractionation facility had a capacity to fractionate approximately 4,000 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of approximately 836 Bbls/d.

        Natural Gas Supply.    As of December 31, 2008, 44 receipt points were connected to our Badlands gathering system. The wells behind these receipt points are located in the Williston Basin of southwestern North Dakota and northwestern South Dakota and primarily produce crude oil from the Red River formation. The associated natural gas produced from these wells flows through our Badlands gathering system. The primary supplier of natural gas to the Badlands gathering system is CLR, which represented approximately 97% of the Badlands gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Badlands gathering system is generally dedicated to us under individually negotiated long-term contracts. Our agreement with CLR has an initial term of 15 years, expiring in August 2022. Under this agreement, we receive 50% of the proceeds attributable to residue gas and natural gas liquids sales as well as certain fixed fees associated with gathering and treating the natural gas, including a $0.60 per Mcf fee for the first 36.0 Bcf of natural gas gathered. As of December 31, 2008, we have gathered approximately 9.8 Bcf of natural gas since inception of the agreement. This agreement replaced our prior agreement with CLR in the area as the new plant and treating facilities became operational in August 2007. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the parties. For the other agreements, natural gas is purchased at the wellhead from the producers under percentage-of-proceeds arrangements. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Air Compression and Water Injection Facilities.    In order to enhance the production of natural gas that flows through our Badlands gathering system, we currently provide air compression and water injection services to CLR at our Cedar Hills compression facility, our Horse Creek compression facility and our water injection plant, all of which are located in North Dakota in close proximity to our Badlands gathering system.

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our processing operations is sold at the tailgate of the Badlands processing plant primarily to CLR for their secondary recovery operations or on the Williston Basin Interstate Pipeline to third parties. We sell the propane produced by our fractionation facility at the tailgate of the plant to SemStream, L.P. The remaining NGL products are either sold to SemStream, L.P. at the tailgate of the plant, or trucked to the Bakken fractionation facility for further fractionation, and then sold to SemStream, L.P. From July 18, 2008 through September 30, 2008, we sold NGLs to other third parties, including CLR. Prior to July 18, 2008 and since October 2008, we have sold NGLs to SemStream, L.P., who is fully performing under these contracts.

        Our primary purchasers of the residue gas and NGLs from the Badlands gathering system were SemStream, L.P. and CLR, which represented approximately 73% and 10%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Eagle Chief Gathering System

        General.    The Eagle Chief gathering system is located in northwest Oklahoma and consists of approximately 609 miles of natural gas gathering pipelines, ranging from two inches to sixteen inches in diameter, and the Eagle Chief processing plant. The gathering system has a capacity of approximately 35,500 Mcf/d, and average throughput was approximately 25,259 Mcf/d for the year ended December 31, 2008. There are eight gas compressor stations located within the gathering system, comprised of fifteen units. The plant and compressor stations combined have an aggregate of approximately 17,500 horsepower.

        We completed construction and commenced operation of the Eagle Chief gathering system in 1990 and constructed the Eagle Chief processing plant in 1995. Since its construction, we have expanded the size of the Eagle Chief gathering system through the acquisition of approximately 377 miles of gathering pipelines in five separate acquisitions, including our acquisition of the Carmen gathering system, and the construction of approximately 232 miles of gathering pipelines. In the first quarter of 2007, we completed the installation of additional pipelines and compression facilities at our Eagle Chief gathering system and increased our system capacity from 30,000 Mcf/d to 35,500 Mcf/d.

        The Eagle Chief processing plant processes natural gas that flows through the Eagle Chief gathering system to produce residue gas and NGLs. The natural gas gathered in this system, depending on delivery points, may not be required to be processed to meet pipeline quality specifications when we sell into interstate markets. The plant has processing capacity of approximately 35,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 25,259 Mcf/d of natural gas and produced approximately 980 Bbls/d of NGLs.

        Natural Gas Supply.    As of December 31, 2008, 447 receipt points were connected to our Eagle Chief gathering system. The wells behind these receipt points are located in the Anadarko Basin of northwestern Oklahoma and primarily produce natural gas from the Chester, Mississippi, Hunton and Manning formations. The primary suppliers of natural gas to the Eagle Chief gathering system are various subsidiaries of Chesapeake Energy Corporation and CLR, which represented approximately 64% and 10%, respectively, of the Eagle Chief gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Eagle Chief gathering system is generally dedicated to us under individually negotiated long-term contracts. Some of our contracts have an initial term of five years. Following the initial term, these contracts generally continue on a year-to-year basis unless terminated by one of the parties. In addition, some of our contracts are for the life of the lease. Natural gas is purchased at the wellhead from the producers under percentage-of-proceeds contracts, percentage-of-index contracts or index-minus-fees contracts. For the year ended December 31, 2008, approximately 67%, 30% and 3% of our total wellhead volumes at the Eagle Chief gathering system was derived from percentage-of-proceeds, percentage-of-index and index-minus-fees contracts, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    The residue gas can be either delivered at the tailgate of the Eagle Chief processing plant on the ONEOK Gas Transportation, L.L.C. pipeline to intrastate markets or on the Panhandle Eastern Pipeline Company, L.P. pipeline to interstate markets. We are able to bypass our Eagle Chief processing plant by selling into the interstate markets when processing margins are unfavorable. The NGLs extracted from the gas at the Eagle Chief processing are sold to ONEOK Hydrocarbon, L.P. at the tailgate of our plant.

        Our primary purchasers of residue gas and NGLs on the Eagle Chief gathering system were BP Energy Company, ONEOK Hydrocarbon, L.P. and OGE Energy Resources, Inc., which represented approximately 40%, 26% and 17%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Kinta Area Gathering Systems

        General.    The Kinta Area gathering systems, which we acquired from Enogex Gas Gathering, L.L.C. on May 1, 2006, are located in southeastern Oklahoma and consist of five separate natural gas gathering systems with 601 miles of natural gas gathering pipelines ranging from four inches to twelve inches in diameter and 13 compressor stations with an aggregate of approximately 43,750 horsepower. Some of the natural gas supplied to the Kinta Area gathering systems has high carbon dioxide content; consequently, during the first quarter of 2007, we installed four 10,000 Mcf/d capacity amine-treating facilities on two of the five sub-systems to remove excess carbon dioxide levels from the gas gathered by these gathering systems. The gathering systems have a combined capacity of approximately 200,000 Mcf/d, and average throughput was 133,755 Mcf/d for the year ended December 31, 2008. Our operations include gathering, dehydration, compression and treating of the natural gas supplied to the Kinta Area gathering systems and the redelivery of such natural gas primarily for a fixed fee. In the third quarter of 2008, we completed the installation of additional compression facilities on these gathering systems to increase the capacity by approximately 20,000 Mcf/d from 180,000 Mcf/d. During 2008, we treated 21,166 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2008, approximately 710 receipt points were connected to our Kinta Area gathering systems. The wells behind these receipt points, which are located in the Arkoma Basin of southeastern Oklahoma, primarily produce natural gas from the Atoka, Cromwell, Booch, Hartshorne, Spiro, Fanshaw and Red Oak formations. The primary suppliers of natural gas to these gathering systems are BP America Production Company, various subsidiaries of Chesapeake Energy Corporation and Chevron North America Exploration and Production Co., which represented approximately 52%, 13% and 6%, respectively, of the Kinta Area gathering system's natural gas supply for the year ended December 31, 2008.

        We do not take title on the majority of the natural gas gathered on the systems and we generally receive fixed-fees for our services under fixed fee gathering arrangements. A small amount of the natural gas gathered on the systems is purchased at the wellhead under percentage of index contract arrangements. The initial term of the Kinta agreements generally range from monthly to ten years. Following the initial term, these contracts generally continue on a month-to-month basis unless terminated by one of the parties. For the year ended December 31, 2008, approximately 93% and 7% of our total inlet wellhead volumes at the Kinta gathering system was derived from fixed fee gathering contract arrangements and index-minus-fees contract arrangements, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

Woodford Shale Gathering System

        General.    The Woodford Shale gathering system is located in southeastern Oklahoma, just to the west of our Kinta Area gathering systems. As of December 31, 2008 we had installed 55 miles of gathering pipelines and the gathering system had a capacity of approximately 65,000 Mcf/d. Average throughput for the year ended December 31, 2008 was approximately 27,447 Mcf/d of natural gas, which produced approximately 1,214 Bbls/d of NGLs. Our current operations provide only gathering and compression services. The gathering infrastructure consists of field gathering, four compressor stations and associated equipment, which includes approximately 17,400 horsepower of compression. Initial production from this gathering system commenced in April 2007.

        Natural Gas Supply.    As of December 31, 2008, 53 receipt points were connected to our Woodford Shale gathering system, which primarily produce natural gas from the Woodford shale formation. Presently, the suppliers of natural gas to this gathering system are CLR and Antero Resources

Midstream Corporation, which provided all of the Woodford Shale gathering system's natural gas supply for the year ended December 31, 2008.

        Natural gas is purchased at the wellhead from CLR under index-minus-fees contract arrangements. We receive a fixed gathering fee for natural gas supplied by Antero Resources Midstream Corporation under a fixed fee gathering contract arrangement. The initial term of the Woodford Shale agreements is ten years. Following the initial term, these contracts generally continue on a year-to-year basis unless terminated by one of the parties. For the year ended December 31, 2008, approximately 77% and 23% of our total inlet wellhead volumes at the Woodford Shale gathering system was derived from index-minus-fees contract arrangements and fixed fee gathering contract arrangements, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    The Woodford Shale gathering system has numerous market outlets for the residue natural gas and NGLs that we produce on the system. The residue gas can be sold at the tailgate of three different processing plants and can be delivered to Enogex, Inc. or CenterPoint Energy Gas Transmission Company. The third parties processors providing processing services on behalf of the Partnership downstream of the Woodford Shale system can reject ethane or elect not to process natural gas.

        Our primary purchasers of residue gas and NGLs on the Woodford Shale gathering system were OGE Energy Corp (and affiliates), Tenaska Marketing Ventures, Devon Gas Services, L.P. and ConocoPhillips Company, which represented approximately 24%, 20%, 14% and 10%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Matli Gathering System

        General.    The Matli Gathering System is located in central Oklahoma and consists of approximately 58 miles of natural gas gathering pipelines, ranging from three inches to twelve inches in diameter, the Matli processing plant, a natural gas treating facility and three compressor stations, all totaling approximately 9,450 horsepower. The gathering system has a capacity of approximately 25,000 Mcf/d, and average throughput was approximately 15,627 Mcf/d for the year ended December 31, 2008.

        We commenced operation of the Matli gathering system in 1999. During the fourth quarter of 2006, we completed the construction of a 25,000 Mcf/d natural gas processing facility along our existing gas gathering system, which replaced our 10,000 Mcf/d processing facility we had constructed in 2003. The Matli processing plant processes natural gas on the Matli gathering system to produce residue gas and NGLs. The natural gas gathered in this system must be processed in order to meet pipeline quality specifications. The current plant has processing capacity of approximately 25,000 Mcf/d. During the year ended December 31, 2008, the facilities processed approximately 15,627 Mcf/d of natural gas and produced approximately 343 Bbls/d of NGLs. The 10,000 Mcf/d natural gas processing facility constructed in 2003 is currently idle.

        The Matli gathering system includes a natural gas treating facility that uses a liquid chemical to remove hydrogen sulfide from natural gas that is gathered into our system before the natural gas is introduced to transportation pipelines to ensure it meets pipeline quality specifications. The throughput capacity on our Matli treating facility is approximately 20,000 Mcf/d. During the year ended December 31, 2008, the facility treated approximately 11,336 Mcf/d of natural gas.

        Natural Gas Supply.    As of December 31, 2008, 57 receipt points were connected to our Matli gathering system. The wells behind these receipt points are located in the Anadarko Basin of northcentral Oklahoma and produce natural gas from the Morrow and Springer formations. The primary suppliers of natural gas to the Matli gathering system are CLR and Range Resources

Corporation, which represented approximately 62% and 23%, respectively, of the Matli gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Matli gathering system is generally dedicated to us under individually negotiated long-term contracts. The initial term of such agreements is generally from life of lease to five years. Following the initial term, these contracts usually continue on a year-to-year basis, unless terminated by one of the parties. Natural gas is purchased at the wellhead from the producers under index-minus-fees contract arrangements. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas resulting from our processing operations is sold at the tailgate of the plant on the ONEOK Gas Transportation, L.L.C. intrastate pipeline. As part of our expansion project completed in late 2006, we converted an existing natural gas pipeline into a NGL pipeline and now transport NGLs to a ONEOK Hydrocarbon, L.P. pipeline.

        Our primary purchasers of residue gas and NGLs on the Matli gathering system were ONEOK Hydrocarbon, L.P., OGE Energy Resources, ConocoPhillips Company and BP Energy Company, which represented approximately 25%, 25%, 17% and 14%, respectively, of the revenues from such sales for the year ended December 31, 2008.

Worland Gathering System

        General.    The Worland gathering system is located in central Wyoming and consists of approximately 153 miles of natural gas gathering pipelines, ranging from two inches to eight inches in diameter, the Worland processing plant, a natural gas treating facility and a fractionation facility. The gathering system has a capacity of approximately 8,000 Mcf/d, and average throughput was approximately 2,603 Mcf/d for the year ended December 31, 2008. There are seven compressor stations located within the gathering system. The plant and compressor stations have approximately 5,700 horsepower installed.

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

        The Worland processing plant processes natural gas that flows through the Worland gathering system to produce residue gas and NGLs. The natural gas gathered in this system is rich gas that must be processed in order to meet pipeline quality specifications. The plant has processing capacity of approximately 8,000 Mcf/d. During the year ended December 31, 2008, the facility processed approximately 2,603 Mcf/d of natural gas and produced approximately 157 Bbls/d of NGLs.

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

        The Worland gathering system also includes a fractionation facility that separates NGLs into propane and a mixture of butane and natural gasoline. The fractionation facility has a capacity to fractionate approximately 650 Bbls/d of NGLs. For the year ended December 31, 2008, the facility fractionated an average of 260 Bbls/d.

        Natural Gas Supply.    As of December 31, 2008, 24 receipt points were connected to our Worland gathering system. The wells behind these receipt points are located in the Bighorn Basin of central Wyoming and produce crude oil primarily from the Frontier formation. The associated natural gas produced from these wells flows through our Worland gathering system. The primary suppliers of natural gas to the Worland gathering system are CLR and Saga Petroleum Corp., which represented approximately 50% and 43%, respectively, of the Worland gathering system's natural gas supply for the year ended December 31, 2008.

        The natural gas supplied to the Worland gathering system is generally dedicated to us under individually negotiated long-term contracts. Following the initial term of the contracts, they generally continue on a year to year basis, unless terminated by one of the producers. Natural gas is purchased at the wellhead from the producers under percentage-of-index contracts, percentage-of-proceeds contracts and index-minus-fees contracts. For the year ended December 31, 2008, approximately 67%, 29% and 4% of our total system inlet wellhead volumes at the Worland gathering system was derived from percentage-of-index contracts, percentage-of-proceeds contracts and index-minus-fees contracts, respectively. For a more complete discussion of natural gas purchase and gathering contracts, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Natural Gas Purchase and Gathering Contracts."

        Markets for Sale of Natural Gas and NGLs.    Residue gas derived from our processing operations is sold at the tailgate of the Worland processing plant on the Williston Basin Interstate Pipeline to third parties. We sell the NGLs to KM Upstream LLC and Kinder Morgan Operating, L.P. "A", subsidiaries of Kinder Morgan Energy Partners, LP, at the tailgate of the plant.

        Our primary purchasers of residue gas and NGLs on the Worland gathering system were Rainbow Gas Company, KM Upstream LLC and Kinder Morgan Operating, L.P. "A", subsidiaries of Kinder Morgan Energy Partners, LP, and CLR, which represented approximately 43%, 41% and 16%, respectively, of revenues from such sales on the Worland gathering system for the year ended December 31, 2008.

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

  •
  Enid Gathering Pipeline System.    Our Enid gathering pipeline system is located in northern Oklahoma and consists of approximately 5 miles of pipeline.

North Dakota Bakken Gathering System

        Our North Dakota Bakken gathering system presently consists of a 23-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks / Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction with an expected start up in the second quarter of 2009. Construction of the processing plant and gathering system commenced in October 2008. As of December 31, 2008, we have invested approximately $9.2 million in the project.

Compression Assets

        We provide air and water compression services to CLR for use in its oil and gas secondary recovery operations under a four-year, monthly fixed-fee contract (which we entered into in connection with our initial public offering) that expired on January 28, 2009 and now automatically renews for additional one-month terms at our Cedar Hills compression facility, our Horse Creek compression facility and our water injection plant located next to our Cedar Hills compression facility. We completed construction of our Cedar Hills compression facility and acquired the Horse Creek compression facility in 2002. The Horse Creek compression facility is comprised of two units with an aggregate of approximately 5,300 horsepower. The Cedar Hills compression facility is comprised of ten units with an aggregate of approximately 40,000 horsepower. Our water injection plant has six pumps with a total of 1,800 horsepower.

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

Credit Risks

        Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. SemStream, L.P., BP Energy Company, OGE Energy Resources, Inc. and ONEOK Energy Services Company, LP were our largest customers for the year ended December 31, 2008, accounting for approximately 16%, 14%, 11% and 10%, respectively, of our revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of our other customers. Any material nonpayment or nonperformance by our key customers could materially and adversely affect our business, financial condition or results of operations and reduce our ability to make distributions to our unitholders. Additionally, we derive our revenues primarily from customers in the energy industry. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions, including changing commodities prices. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Our counterparties to our commodity based derivative instruments as of December 31, 2008 were BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

Competition

        The natural gas gathering, treating, processing and marketing industries are highly competitive. We face strong competition in acquiring new natural gas supplies. Our competitors include other natural gas gatherers that gather, compress, treat, process and market natural gas. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer and the location of the gatherer's pipeline facilities. We provide flexible services to natural gas producers, including natural gas gathering, compression, dehydrating, treating and processing. We believe our ability to furnish these services gives us an advantage in competing for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attract producers that require these services and at a lower initial capital cost. For natural gas that exceeds the maximum contaminant levels and NGL specifications for interconnecting natural gas pipelines and downstream markets, we believe that we offer treating and other processing services on competitive terms. In addition, with respect to natural gas suppliers attached to our pipeline systems, we provide such natural gas supplies on a flexible basis.

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

        Many of our competitors have capital resources and control supplies of natural gas greater than ours. Our primary competitors on the Eagle Chief gathering system are Atlas Pipeline Partners, Mustang Fuel Corporation, Duke Energy Field Services and SemGas, L.P. Our primary competitor on the Bakken gathering system and the Badlands gathering system is Bear Paw Energy, and on the Matli gathering system, our competitor is Enogex, Inc. Our primary competitors on the Kinta Area gathering systems are CenterPoint Energy Field Services and Superior Pipeline Company. Our primary competitors on the Woodford Shale gathering system are MarkWest Energy Partners, Enogex, Inc., Antero Resources Midstream Corporation and Copano Energy, L.L.C. We do not have a major competitor on the Worland gathering system.

Regulation

        Regulation by the FERC of Interstate Natural Gas Pipelines.    We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or the FERC, does not directly regulate any of our operations. However, the FERC's regulation influences certain aspects of our business and the market for our products and services. In general, the FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

  •
  the certification and construction of new facilities;

  •
  the extension or abandonment of services and facilities;

  •
  the maintenance of accounts and records;

  •
  the acquisition and disposition of facilities;

  •
  the initiation and discontinuation of services; and

  •
  various other matters.

        In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we can provide no assurance that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.

        Regulation of Intrastate Natural Gas Transportation Pipelines.    We do not own any pipelines that provide intrastate natural gas transportation, so state regulation of non-gathering pipeline transportation does not directly affect our operations. As with FERC regulation described above, however, state regulation of pipeline transportation may influence certain aspects of our business and the market for our products.

        Gathering Pipeline Regulation.    Section 1(b) of the Natural Gas Act, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of natural gas pipelines that we believe would meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. However, there is no bright-line distinction between FERC-regulated natural gas transportation services and federally unregulated gathering services. Moreover, this distinction is the subject of regular litigation. Thus, the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts.

        In the states in which we operate, regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirement and complaint based rate regulation. For example, we are subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In certain circumstances, such laws will apply even to gatherers like us that do not provide third party, fee-based gathering service and may require us to provide such third party service at a regulated rate. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or gather natural gas.

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

        Sales of Natural Gas, NGLs and Other Products.    The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which we buy and sell NGLs and other products is not subject to regulation. Our sales of natural gas, NGLs and other products are affected by the availability, terms and cost of pipeline transportation. Pipeline rates, terms of access and terms and conditions of service are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations. We do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

        Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission, or the CFTC, also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to physical purchases and sales of natural gas, NGLs and other products, our gathering services related to these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. FERC has continued to impose additional regulations intended to prevent market manipulation and to promote price transparency. For example, new FERC rules require wholesale purchasers and sellers of natural gas to report to FERC certain aggregated volume and other purchase and sales data for the previous calendar year. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Environmental Matters

        The operation of pipelines, plants and other facilities for gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, regional, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

        Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or waste products into the environment.

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation. Actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our results of operations or financial condition, there is no assurance that this trend of compliance will continue in the future. Moreover, while we believe that the various environmental activities in which we are presently engaged will not affect our operational ability to gather, compress, treat and process natural gas or fractionate NGLs, we cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

        The following is a summary of the more significant existing environmental laws to which our business operations are subject and with which compliance may have a material adverse effect on our capital expenditures, earnings or competitive position.

        Air Emissions.    Our operations are subject to the federal Clean Air Act, as amended and comparable state laws. These laws regulate emissions of air pollutants from various industrial sources, including processing and treatment plants, fractionation facilities and compressor stations, and also impose various monitoring and reporting requirements. Such laws may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies.

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

Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances, hazardous wastes and hydrocarbons or remediate contaminated property.

        Water Discharges.    Our operations are subject to the Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws. These laws impose detailed requirements and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited by the U.S. Environmental Protection Agency, or EPA, or analogous state agencies. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from our pipelines or facilities could result in administrative civil and criminal penalties as well as significant remedial obligations.

        Global Warming and Climate Change.    In response to public concerns suggesting that emissions of certain gases, referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere, President Obama has expressed support for, and it is anticipated that the current session of the U.S. Congress will consider climate change-related legislation to reduce greenhouse gas emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, already have taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emissions of greenhouse gases under cap and trade programs, the Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. The cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. Depending on the particular cap and trade program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor stations) or from combustion of fuels (e.g., natural gas or NGLs) we process. Similarly, depending on the design and implementation of a program to tax emissions or greenhouse gases, our operations could face additional taxes and higher cost of doing business. Although we would not be impacted to a greater degree than other similarly situated gatherers and processors of natural gas or NGLs, a stringent greenhouse gas control or taxing program could have an adverse effect on our cost of doing business and could reduce demand for the natural gas and NGLs we gather and process.

        Also, as a result of the U.S. Supreme Court's decision in 2007 in Massachusetts, et al. v. EPA, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court's holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. In July 2008, the EPA released an "Advance Notice of Proposed Rulemaking" regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court's decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on or taxing of emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for the natural gas and NGLs we gather and process.

        Pipeline Safety.    Some of our pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our natural gas pipeline operations are in substantial compliance with applicable NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs that, at this time, cannot reasonably be quantified.

        The DOT, through the Pipeline and Hazardous Materials Safety Administration, adopted regulations to implement the Pipeline Safety Improvement Act of 2002, as amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which requires pipeline operators to, among other things, develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect "high consequence areas." "High consequence areas" are defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. States in which we operate have adopted similar regulations applicable to intrastate gathering and transmission lines. Our pipeline systems are largely excluded from these regulations and are not generally situated within areas that would be designated "high consequence."Therefore, compliance with these regulations has not had a significant impact on our operations.

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

Facilities possessing greater than threshold levels of these chemicals of interest were required to prepare and submit to the DHS in January 2008 initial screening surveys that the agency would use to determine whether the facilities presented a high level of security risk. Covered facilities that are determined by DHS to pose a high level of security risk will be notified by DHS and will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information. In January 2008, we prepared and submitted to the DHS initial screening surveys for five facilities operated by us that possess regulated chemicals of interest in excess of the Appendix A threshold levels. In June 2008, the DHS advised us that theses five facilities were determined by the agency not to present high levels of security risk and thus did not require further assessment under the interim rules.

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

        We lease the majority of the surface land on which our gathering systems operate. With respect to our Bakken gathering system, we own the land on which the processing plant is located and the land on which the three compressor stations are located. With respect to our Badlands gathering system, we own the land on which the Badlands processing plant is located and we lease the land on which the seven compressor sites are located. With respect to our Eagle Chief gathering system, we lease the surface land on which the Eagle Chief processing plant, seven of the eight compressor stations, a produced water dumping station and the three pumping stations are located. We lease the surface lands on which twelve of the thirteen Kinta Area compressors are located. At our Woodford Shale gathering system, we own the land on which one compressor station is located and lease the surface land on three compressor station locations. We lease the surface lands on which our Matli processing plant and three compressor stations are located and in our Worland gathering system, we lease the surface land on which the Worland processing plant and the seven compressor stations are located. We own the land on which the North Dakota Bakken processing plant is being constructed.

        We believe that we have satisfactory title to all of our assets. Record title to some of our assets may continue to be held by our affiliates until we have made the appropriate filings in the jurisdictions in which such assets are located and obtained any consents and approvals that are not obtained prior to transfer. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use of these properties in the operation of our business.

        We believe that we either own in fee or have leases, easements, rights-of-way or licenses and have obtained the necessary consents, permits and franchise ordinances to conduct our operations in all material respects.

Office Facilities

        We occupy approximately 12,358 square feet of space at our executive offices in Enid, Oklahoma, under leases expiring April 30, 2011. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

        We have no employees. Prior to September 25, 2006, employees of our general partner, Hiland Partners GP, LLC, provided services to us. In connection with the initial public offering of Hiland Holdings, LP, all of the employees of our general partner became employees of the general partner of Hiland Holdings, LP, Hiland Partners GP Holdings, LLC. As of December 31, 2008, Hiland Partners GP Holdings, LLC had 121 full-time employees who provide services to us. We are not a party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe we have good relations with the employees of Hiland Partners GP Holdings, LLC.

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

  •
  Charters for our Audit, Conflicts, and Compensation Committees;

  •
  Code of Business Conduct and Ethics;

  •
  Code of Ethics for Chief Executive Officer and Senior Financial Officers; and

  •
  Environmental, Health and Safety Policy Statements

        We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The above information is available in print to anyone who requests it.

Item 1A.    Risk Factors

        Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following risks could materially and adversely affect our business, financial condition or results of operations. In that case, the amount of the distributions on our common units could be materially and adversely affected and the trading price of our common units could decline.

Risks Related to Our Business

If commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or we receive an infusion of equity capital. Failure to comply with the covenants could cause an event of default under our credit facility.

        Our credit facility contains covenants requiring us to maintain certain financial ratios and comply with certain financial tests, which, among other things, require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios or conditions as follows:

  •
  EBITDA to interest expense of not less than 3.0 to 1.0; and

  •
  consolidated funded debt to EBITDA of not more than 4.0 to 1.0 with the option to increase the consolidated funded debt to EBITDA ratio to not more than 4.75 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $40 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

        As of December 31, 2008, we were in compliance with each of these ratios, which are tested quarterly. Our EBITDA to interest expense ratio was 5.0 to 1.0 and our consolidated funded debt to EBITDA ratio was 3.7 to 1.0. We intend to elect to increase the ratio to 4.75:1.0 on March 31, 2009. Our ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or we receive an infusion of equity capital.

        Our failure to comply with any of the restrictions and covenants under our revolving credit facility could lead to an event of default and the acceleration of our obligations under those agreements. We may not have sufficient funds to make such payments. If we are unable to satisfy our obligations with cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our financing agreements may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our common units or other equity, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to us.

        For additional information about the restrictions under our credit facility, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's fees and expenses to enable us to pay distributions at the current level, or at all.

        We may not have sufficient available cash each quarter to pay distributions at the current level, or at all. Under the terms of our partnership agreement, we must pay our general partner's fees and expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond our control, including:

  •
  the amount of natural gas gathered on our pipelines;

  •
  the throughput volumes at our processing, treating and fractionation plants;

  •
  the price of natural gas and crude oil;

  •
  the price of NGLs;

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

  •
  the availability, if any, and cost of acquisitions;

  •
  our debt service requirements;

  •
  our ability to access capital markets and borrow money;

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

        We are subject to significant risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For the year ended December 31, 2008, our average realized natural gas sales price increased from $6.44/MMBtu in January to a high sales price of $10.05/MMBtu in July, then decreased to a low sales price of $3.38/MMBtu in November. Our average realized NGL sales price increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then decreased to a low sales price of $0.61 per gallon in December 2008. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

        We operate under three types of contractual arrangements under which our total segment margin is exposed to increases and decreases in the price of natural gas, NGLs and the relationship between natural gas and NGL prices: percentage-of-proceeds, percentage-of-index and index-minus-fees arrangements. Under percentage-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of proceeds or upon an index related price, and then sell the resulting residue gas and NGLs or NGL products at index related prices. Under percentage-of-index arrangements, we purchase natural gas from producers at a fixed percentage of the index price for the natural gas they produce and subsequently sell the residue gas and NGLs or NGL products at market prices. Under index-minus-fees arrangements, we purchase natural gas from producers at an expected index related price less fees to gather, dehydrate, compress, treat and/or process the natural gas. Under these types of contracts our revenues and total segment margin increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuates.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new supplies of natural gas, which involves factors beyond our control. Any decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results and reduce our ability to make distributions to our unitholders or to service our debt.

        Our gathering systems and processing plants are dependent on the level of production from oil and natural gas wells that supply our systems with natural gas and from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput volume levels on our gathering systems and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies of natural gas. The primary factors affecting our ability to obtain new supplies of natural gas and attract new customers to our assets are the level of successful drilling activity near our gathering systems and our ability to compete with other gathering and processing companies for volumes from successful new wells.

        The level of drilling activity is dependent on economic and business factors beyond our control. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas, crude oil and NGL prices have been high in recent years compared to historical periods, but have decreased significantly during the fourth quarter of 2008 and thus far in 2009. This decline in natural gas prices coupled with the effect of illiquid capital markets has led to a decrease in drilling activity in our areas of operation.

        In addition, producers may decrease their drilling activity levels due to the current deterioration in the credit markets. Many of our customers finance their drilling activities though cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers' equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers' spending. For example, a number of our customers have announced reduced capital expenditure budgets for 2009.

        Other factors that impact production decisions include producers' capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if additional crude oil or natural gas reserves were discovered in areas served by our assets, producers may choose not to develop those reserves. If we were not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput volumes on our pipelines and the utilization rates of our processing facilities would decline, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to obtain new sources of natural gas supply, our revenues and cash flow may be adversely affected and our ability to make distributions to our unitholders or service our debt.

        We face competition in acquiring new natural gas supplies. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Our major competitors for natural gas supplies and markets include (1) Atlas Pipeline Partners, Mustang Fuel Corporation, Duke Energy Field Services, LLC and SemGas, L.P. at our Eagle Chief gathering system, (2) Enogex, Inc. at our Matli gathering system, (3) Bear Paw Energy, a subsidiary of ONEOK Partners, L.P., at our Badlands and Bakken gathering systems, (4) CenterPoint Energy Field Services and Superior Pipeline Company, L.L.C., a subsidiary of Unit Corporation, at the Kinta Area gathering system and (5) MarkWest Energy Partners, Enogex, Inc., Antero Resources Midstream Corporation and Copano Energy, L.L.C. at the Woodford Shale gathering system. Many of our competitors have greater financial resources than we do, which may better enable them to pursue additional gathering and processing opportunities than us.

We depend on certain key producers for a significant portion of our supply of natural gas, and the loss of any of these key producers could reduce our supply of natural gas and adversely affect our financial results.

        For the year ended December 31, 2008, CLR, Chesapeake Energy Corporation and Enerplus Resources (USA) Corporation supplied us with approximately 49%, 13% and 10%, respectively, of our total natural gas volumes purchased. BP America Production Company and Chesapeake Energy Corporation supplied us with approximately 52% and 13%, respectively, of our natural gas volumes gathered. Certain of our natural gas gathering systems is dependent on one or more of these producers. To the extent that these producers reduce the volumes of natural gas that they supply us as a result of competition or otherwise, we would be adversely affected unless we were able to acquire comparable supplies of natural gas on comparable terms from other producers, which may not be possible in areas where the producer that reduces its volumes is the primary producer in the area.

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

        Our acquisition approach is based, in part, on ongoing divestitures of midstream assets by large industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows available for distribution to our unitholders.

Our ability to engage in construction projects and to make acquisitions will require access to a substantial amount of capital. Our inability to obtain adequate sources of financing on economically acceptable terms may limit our growth opportunities, which could have a negative impact on our cash available to pay distributions.

        Our ability to engage in construction projects or to make acquisitions is dependent on obtaining adequate sources of outside financing, including commercial borrowings and other debt and equity issuances. While the initial funding of our acquisitions may consist of debt financing, our financial strategy is to finance acquisitions approximately equally with equity and debt, and we would expect to repay such debt with proceeds of equity issuances to achieve this relatively balanced financing ratio.

        Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been adversely affected by significant write-offs in the financial services sector relating to subprime mortgages, and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have led to worsening general economic conditions. In particular, the cost of capital in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically have led to increases in the cost of obtaining money from the credit markets as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced funding and, in some cases, ceased to provide funding to borrowers.

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

        For additional information on our access to capital markets, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Additionally, we derive our revenues primarily from customers in the energy industry. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions, including changing commodities prices.

We may not successfully balance our purchases of natural gas and our sales of residue gas and NGLs, which increases our exposure to commodity price risks.

        We may not be successful in balancing our purchases and sales. In addition, a producer could fail to deliver expected volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.

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

        Our gathering facilities are exempt from FERC regulation under the Natural Gas Act of 1938, or NGA, but FERC jurisdiction still affects our business and the market for our products. FERC's policies and practices affect a wide range of activities bearing directly or indirectly on our business and operations, including, for example, FERCs regulations and policies related to open access transportation, ratemaking, capacity release, market center promotion, intrastate transportation, and market transparency. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, there is no bright-line distinction between FERC-regulated transmission service and federally unregulated gathering services. Moreover, this distinction is the subject of regular litigation. Consequently, the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts. A change in jurisdictional characterization may cause the affected facility's revenues to decline and its operating expenses to increase.

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

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental laws and regulations or an accidental release of hazardous substances, wastes or hydrocarbons into the environment. These costs could have an adverse effect on our ability to make distributions to unitholders.

        Our operations are subject to stringent and complex federal, regional, state and local environmental laws and regulations governing the discharge of substances into the environment and environmental protection. These laws and regulations require us to acquire permits to conduct regulated activities, to incur capital expenditures to limit or prevent releases of substances from our facilities, and to respond to liabilities for pollution resulting from our operations. Governmental authorities enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or hydrocarbons into the environment.

        There is inherent risk of incurring significant environmental costs and liabilities in our business due to our handling of natural gas, condensate, oil, NGLs and wastes, the release of water discharges or air emissions related to our operations, and historical industry operations and waste disposal practices conducted by us or predecessors operators. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property or natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

If we are unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then we may be unable to fully execute our growth strategy and our cash flows could be adversely affected.

        The construction of additions to our existing gathering assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way, or renewing existing rights-of-way increases, our cash flows could be adversely affected.

If we fail to renew any of our significant contracts as they expire under the terms of the particular agreement, our revenues and cash flow may be adversely affected and our ability to make distributions to our unitholders or service our debt may be reduced.

        If we fail to renew any of our significant natural gas sales contracts, NGL sales arrangements, hedging contracts, natural gas purchase and gathering contracts or our compression services agreement as they expire under the terms of the particular agreement, we would be adversely affected unless we were able to replace such contract with a contract containing similar terms. For example, our compression services agreement with CLR had an initial term that ended on January 28, 2009 and now automatically renews for additional one-month terms unless terminated by either party by giving notice at least 15 days prior to the end of the then current term. If CLR elects to terminate the monthly agreement and we fail to renew the monthly agreement with CLR, we would be adversely affected unless we were able to provide air and water compression services to other parties in the area where our air and compression facilities are located.

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

        Our credit facility contains various covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates, make distributions to our unitholders and capitalize on acquisition or other business opportunities. It also contains covenants requiring us to maintain certain financial ratios and tests. We are prohibited from making any distribution to unitholders if such distribution would cause a default or an event of default under our credit facility. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. At December 31, 2008, our outstanding long-term indebtedness was approximately $252.1 million under our senior secured revolving credit facility. Payments of principal and interest on the indebtedness will reduce the cash available for distribution on our units.

        For additional information about the restrictions under our credit facility, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility."

Due to our lack of asset diversification, adverse developments in our midstream operations would reduce our ability to make distributions to our unitholders or to service our debt.

        We rely exclusively on the revenues generated from our gathering, dehydration, treating, processing, fractionation and compression services businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, crude oil and NGLs. Due to our lack of diversification in asset type, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

Our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

        We utilize derivative financial instruments related to the future price of natural gas and to the future price of NGLs with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices. While our hedging activities are designed to reduce commodity price risk, we remain exposed to fluctuations in commodity prices.

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

        A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our revolving credit agreement which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans. If we are unable to finance our expansion projects as expected, this could have a material adverse effect on our operations, which could reduce our ability to make distributions to our unitholders.

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

        Harold Hamm and his affiliates control Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, a publicly traded Delaware limited partnership that directly or indirectly owns 100% of our general partner. As a result, Harold Hamm and his affiliates control our general partner, which has sole responsibility for conducting our business and managing our operations. Conflicts of interest may arise between Harold Hamm and his affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

  •
  Harold Hamm and his affiliates control CLR; neither our partnership agreement nor any other agreement requires CLR to pursue a business strategy that favors us;

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

        Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of our general partner's limited call right, its rights to vote or transfer the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

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

        The unitholders are unable initially to remove the general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of March 5, 2009, affiliates of the general partner owned 57.4% of the limited partner units outstanding. Also, if the general partner is removed without cause during the subordination period and units held by the general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of the general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholder's dissatisfaction with the general partner's performance in managing our partnership would most likely result in the termination of the subordination period.

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

        The 100% membership interest in our general partner and the 2,321,471 common units and 3,060,000 subordinated units in us that are owned by Hiland Holdings are pledged under Hiland Holdings' credit facility. Hiland Holdings' credit facility contains customary and other events of default. Upon an event of default, the lenders under Hiland Holdings' credit facility could foreclose on Hiland Holdings' assets, which could ultimately result in a change in control of our general partner and a change in the ownership of our units held by Hiland Holdings.

Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 5, 2009, affiliates of our general partner owned approximately 36.8% of our common units and, at the end of the subordination period, assuming no additional issuances of common units, affiliates of our general partner will own approximately 57.4% of our common units.

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

        Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas margin tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of this tax on us by Texas, or similar taxes by any other state in which we operate, will reduce the cash available for distribution to you.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress recently considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the considered legislation would not have appeared to have affected our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be introduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 3.    Legal Proceedings

        On February 26, 2009, a unitholder of Hiland Partners and Hiland Holdings filed a complaint alleging claims on behalf of a purported class of common unitholders of Hiland Partners and Hiland Holdings against Hiland Partners, Hiland Holdings, the general partner of each of Hiland Partners and Hiland Holdings, and certain members of the board of directors of each of Hiland Partners and Hiland Holdings in the Court of Chancery of the State of Delaware. The complaint challenges a proposal made by Harold Hamm to acquire all of the outstanding common units of each of Hiland Partners and Hiland Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings cannot be expected to act independently, and that the management of Hiland Partners and Hiland Holdings has manipulated its public statements to depress the price of the common units of Hiland Partners and Hiland Holdings. The plaintiffs seek to enjoin Hiland Partners, Hiland Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm's going private proposal, along with compensatory damages. For more information on the going private proposal, please see Items 1. and 2. "Business and Properties—Recent

Developments—Going Private Proposal." We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our limited partner common units began trading on the NASDAQ National Market under the symbol "HLND" commencing with our initial public offering on February 10, 2005 at an initial public offering price of $22.50 per common unit. As of March 5, 2009, the market price for the common units was $7.40 per unit and there were approximately 3,700 common unitholders, including beneficial owners of common units held in street name, and one record holder of our subordinated units. There is no established public trading market for our subordinated units. We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios, which are tested quarterly, and, as of December 31, 2008, we were in compliance with each of those covenants. Our ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or we receive an infusion of equity capital. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness—Credit Facility."

        The following table shows the high and low prices per common unit, as reported by the NASDAQ National Market, for the periods indicated. Cash distributions shown were paid within 45 days after the end of each quarter.

	Common Unit Price Ranges
			Cash Distribution Paid Per Unit(a)
	High	Low
Year Ended December 31, 2008
Quarter Ended December 31	$36.49	$3.64	$0.4500
Quarter Ended September 30	$50.44	$33.95	$0.8800
Quarter Ended June 30	$52.00	$43.11	$0.8625
Quarter Ended March 31	$51.23	$41.83	$0.8275
Year Ended December 31, 2007
Quarter Ended December 31	$53.00	$41.60	$0.7950
Quarter Ended September 30	$60.50	$46.02	$0.7550
Quarter Ended June 30	$61.75	$52.05	$0.7325
Quarter Ended March 31	$58.49	$52.54	$0.7125

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

        In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after March 31, 2008, 25% of the subordinated units will convert into an equal number of common units. On May 16, 2008 these tests were met and accordingly, 1,020,000, or 25%, of the subordinated units converted into an equal number of common units. Similarly, if the tests are also satisfied for any three consecutive four-quarter periods ending on or after March 31, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

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

        Our general partner, Hiland Partners GP, LLC, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds the specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	Up to $0.495	98%	2%
Second Target Distribution	Above $0.495 up to $0.5625	85%	15%
Third Target Distribution	Above $0.5625 up to $0.675	75%	25%
Thereafter	Above $0.675	50%	50%

Equity Compensation Plan Information

        The following table presents information about the unit options contained in our long-term incentive plan:

Plan Category	Number of Units to be Issued upon Exercise of Outstanding Options and Rights		Weighted-Average Price of Outstanding Options and Rights		Number of Units Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Units Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved By Security Holders	N/A		N/A		N/A
Equity Compensation Plans Not Approved By Security Holders	33,336	(1)	$37.92	(2)	386,375

(1)
Our general partner has adopted and maintains a long term incentive plan for employees and directors of our general partner and employees of its affiliates. The plan currently provides for issuance of a total of 680,000 common units to be issued with respect to unit options, restricted units and phantom units granted under the plan. For a more complete description of our long-term incentive plan, please read Note 8 of the accompanying Notes to Financial Statements.

(2)
The exercise prices for outstanding options under the plan as of December 31, 2008 range from $22.50 to $40.70 per unit.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2008.

Item 6.    Selected Historical Financial and Operating Data

        The following table sets forth selected historical financial and operating data of Hiland Partners, LP and our predecessor, Continental Gas, Inc. ("CGI") as of and for the periods indicated. The selected historical financial data as of, and for the years ended December 31, 2008, 2007, 2006 and 2005 are derived from the audited financial statements of Hiland Partners, LP. The selected historical financial data for the year ended December 31, 2004 is derived from the audited financial statements of CGI.

        The following table includes the non-GAAP financial measures of (1) EBITDA and (2) total segment margin, which consists of midstream segment margin and compression segment margin. We define EBITDA, a non-GAAP financial measure, as net income (loss) plus interest expense, provision for income taxes and depreciation, amortization and accretion expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others to assess: (1) the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; (3) our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or structure; and (4) the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities. EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our banks and is used as a gauge for compliance with our financial covenants under our credit facility. EBITDA should not be considered an alternative to net income (loss), operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA of similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do. We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, and costs of crude oil purchased by us from third parties. We define compression segment margin as the payments received under our compression services agreement with CLR which was restructured as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Items Impacting Comparability of Our Financial Results—Restructuring of Compression Facilities Lease." For a reconciliation of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please refer to the reconciliation following the table below.

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

	Hiland Partners, LP				Predecessor Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per unit and operating data)
Summary of Operations Data:
Total revenues	$387,999	$278,043	$219,686	$166,601	$98,296
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	195,212	156,193	133,089	82,532
Operations and maintenance	30,526	23,279	16,071	7,359	4,933
Depreciation, amortization and accretion	37,502	29,855	22,130	11,112	4,127
Bad debt	304	—	—	—	—
Gain on asset sales	—	—	—	—	(19)
General and administrative	8,753	7,587	4,994	2,470	1,082

Total operating costs and expenses	353,685	255,933	199,388	154,030	92,655

Operating income	34,314	22,110	20,298	12,571	5,641
Other income (expense):
Interest expense	(13,639)	(11,346)	(5,532)	(1,942)	(702)
Amortization of deferred loan costs	(574)	(410)	(407)	(484)	(102)
Interest income and other	346	430	323	192	40

Total other income (expense)	(13,867)	(11,326)	(5,616)	(2,234)	(764)

Income from continuing operations	20,447	10,784	14,682	10,337	4,877
Discontinued operations, net	—	—	—	—	35

Net income	$20,447	$10,784	$14,682	$10,337	$4,912

Less income attributable to predecessor	—	—	—	493
Less general partner interest in net income	6,572	4,526	2,409	464

Limited partners' interest in net income	$13,875	$6,258	$12,273	$9,380

Net income per limited partner unit—basic(1)	$1.49	$0.67	$1.37	$1.33

Net income per limited partner unit—diluted(1)	$1.48	$0.67	$1.36	$1.32

Cash distributions per limited partner unit(2)	$3.02	$3.00	$2.74	$1.83

Balance Sheet Data (at end of period):
Property and equipment, at cost, net	$345,855	$319,320	$252,801	$120,715	$37,075
Total assets	426,139	410,473	343,816	193,969	49,175
Accounts payable—affiliates	7,662	7,880	4,412	6,122	2,998
Long-term debt, net of current maturities	256,466	226,104	147,064	33,784	12,643
Net equity	133,156	139,167	167,746	138,589	24,510

	Hiland Partners, LP				Predecessor Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per unit and operating data)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	53,886	$40,702	$39,580	$8,122	$7,957
Investing activities	(54,342)	(83,408)	(158,426)	(74,888)	(5,290)
Financing activities	(8,868)	42,817	123,045	72,736	(2,946)
Other Financial Data:
Midstream segment margin	$106,580	$78,012	$58,674	$29,295	$15,764
Compression segment margin	4,819	4,819	4,819	4,217	—

Total segment margin	$111,399	$82,831	$63,493	$33,512	$15,764

EBITDA	$72,162	$52,395	$42,751	$23,875	$9,843

Non-cash unrealized gain on derivatives	$(6,981)	$(373)	$(113)	—	—
Non-cash unit based compensation expense	$1,538	$951	$473	—	—
Maintenance capital expenditures	$5,994	$3,423	$3,434	$2,225	$1,693
Expansion capital expenditures	52,275	87,530	155,103	72,723	3,474
Discontinued operations	—	—	—	—	159

Total capital expenditures	$58,269	$90,953	$158,537	$74,948	$5,326

Operating Data:
Inlet natural gas (Mcf/d)	252,670	215,551	157,556	57,545	50,283
Natural gas sales (MMBtu/d)	90,910	80,731	66,947	47,096	40,560
NGL sales (Bbls/d)	5,920	4,696	3,347	1,965	1,133

(1)
Net income per unit is not applicable for periods prior to our initial public offering.

(2)
Includes our cash distributions of $0.45 per unit paid on February 13, 2009 for 2008, $0.795 per unit paid on February 14, 2008 for 2007, $0.7125 per unit paid on February 14, 2007 for 2006 and $0.625 per unit paid on February 14, 2006 for 2005.

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

	Hiland Partners, LP				Predecessor Continental Gas, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Reconciliation of EBITDA to Net Income:
Net income	$20,447	$10,784	$14,682	$10,337	$4,912
Add:
Depreciation, amortization and accretion	37,502	29,855	22,130	11,112	4,127
Amortization of deferred loan costs	574	410	407	484	102
Interest expense	13,639	11,346	5,532	1,942	702

EBITDA	$72,162	$52,395	$42,751	$23,875	$9,843

Reconciliation of Total Segment Margin to Operating Income (Loss):
Operating income (loss)	$34,314	$22,110	$20,298	$12,571	$5,641
Add:
Operations and maintenance expenses	30,526	23,279	16,071	7,359	4,933
Depreciation, amortization and accretion	37,502	29,855	22,130	11,112	4,127
Bad debt	304	—	—	—	—
Gain on asset sales	—	—	—	—	(19)
General and administrative expenses	8,753	7,587	4,994	2,470	1,082

Total segment margin	$111,399	$82,831	$63,493	$33,512	$15,764

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

        We are a Delaware limited partnership formed in October 2004 to own and operate the assets that had historically been owned and operated by CGI and Hiland Partners, LLC.

        CGI historically owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland and Bakken gathering systems, the Kinta Area gathering systems we acquired on May 1, 2006 and our internally constructed Woodford Shale gathering system, which commenced operations in April 2007. Hiland Partners, LLC historically owned our Worland gathering system, our compression services assets and the Bakken gathering system. CGI is our predecessor for accounting purposes. As a result, our historical financial statements for periods prior to February 15, 2005, the date of our initial public offering, are the financial statements of CGI.

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

        We completed a follow-on offering of 1,630,000 common units on November 21, 2005, receiving net proceeds of $66.1 million, including our general partner's contribution of $1.4 million. We used $65.2 million of the proceeds from the public offering to repay a portion of our credit facility borrowings that we had previously used to fund the Bakken acquisition.

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

        On September 25, 2006, certain affiliated unitholders contributed (i) all of the membership interests in our general partner, which owns the 2% general partner interest and all of the incentive distribution rights in us and (ii) 1,301,471 common units (including 761,714 common units held by our general partner) and 4,080,000 subordinated units in us to Hiland Holdings GP, LP, a publicly owned limited partnership (NASDAQ: HPGP), in exchange for 13,550,000 limited partner units of Hiland Holdings GP, LP, representing a 62.7% ownership in Hiland Holdings GP, LP. Hiland Partners GP Holdings, LLC, a Delaware limited liability company formed on May 10, 2006, is the general partner of Hiland Holdings GP, LP.

        We are engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of NGLs and providing air compression and water injection services for oil and gas secondary recovery operations. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

        We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

  •
  Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionation and marketing of NGLs. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States. The midstream segment generated 95.7%, 94.2% and 92.4% of our total segment margin for the years ended December 31, 2008, 2007 and 2006, respectively.

  •
  Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 4.3%, 5.8% and 7.6% of our total segment margin for the years ended December 31, 2008, 2007 and 2006, respectively.

        Our midstream assets consist of 14 natural gas gathering systems with approximately 2,111 miles of gas gathering pipelines, five natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

        Volumes and Fuel Consumption.    Natural gas and NGL sales volumes, throughput volumes and fuel consumption associated with our business are an important part of our operational analysis. We continually monitor volumes on our pipelines to ensure that we have adequate throughput to meet our financial objectives. It is important that we continually add new volumes to our gathering systems to offset or exceed the normal decline of existing volumes that are connected to those systems. The performance at our compressing, processing, fractionation and treating facilities is significantly influenced by the volumes of natural gas that flow through our systems. In addition, we monitor fuel consumption because it has an impact on the total segment margin realized from our midstream operations and our compression services operations.

        Total Segment Margin.    We view total segment margin as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for consistency and trend analysis.

        With respect to our midstream segment, we define midstream segment margin as our midstream revenue minus midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the cost of natural gas, condensate and NGLs purchased by us from third parties, the cost of natural gas, condensate and NGLs purchased by us from affiliates, and the costs of crude oil purchased by us from third parties. Our midstream segment margin is impacted by our midstream contract portfolio, which is described in more detail below.

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

        EBITDA.    We define EBITDA, a non-GAAP financial measure, as net income (loss) plus interest expense, provision for income taxes and depreciation, amortization and accretion expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

        EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our lenders and is used as a gauge for compliance with some of our financial covenants under our credit facility. EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA may not be comparable to EBITDA of similarly titled measures of other entities as other entities may not calculate EBITDA in the same manner as we do. For a reconciliation of EBITDA to the most comparable GAAP financial measure, please see "Item 6. Selected Historical Financial and Operating Data."

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

Our Contracts

        Because of the significant volatility of natural gas and NGL prices, our contract mix can have a significant impact on our profitability. In order to reduce our exposure to commodity price risk and where market conditions permit, we pursue arrangements under which we purchase natural gas from the producers at the wellhead at an index-based price less a fixed fee to gather, dehydrate, compress, treat and/or process their natural gas, referred to as fee-based arrangements or contracts. Actual contract terms are based upon a variety of factors, including natural gas quality, geographical location, the competitive environment at the time the contract is executed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of producer preferences, our expansion in regions where some types of contracts are more common and other market factors.

Our Natural Gas Sales Contracts

        We sell natural gas on intrastate and interstate pipelines to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies and utilities. We typically sell natural gas on a monthly basis under index related pricing terms.

        We also use cash flow hedges to limit our exposure to changing natural gas prices. Under these hedges, we settle monthly on the difference between the sales or purchases of future production to or from our counterparty at fixed prices and the price that will be established on the date of hedge settlement by reference to a specified index price. These hedge contracts currently cover periods of up to twenty-four months from the date of the hedge.

Our NGL Sales Arrangements

        We sell NGLs and NGL products at the tailgate of our facilities to ONEOK Hydrocarbon, LP, SemStream, L.P., and KM Upstream LLC and Kinder Morgan Operating, L.P. "A", subsidiaries of Kinder Morgan Energy Partners, LP. We typically sell NGLs and NGL products on a monthly basis under index related pricing terms in our Mid-Continent region and at market prices in our Rocky Mountain region. We also use cash flow hedges to limit our exposure to changing NGL prices. Under these hedges we settle monthly on the difference between the sales of future production to our counterparty at a fixed price and the price that will be established on the date of hedge settlement by reference to a specified index price. In the past, these hedges have covered periods of up to twelve months from the date of the hedge. As of January 1, 2009, we had no NGL hedging contracts outstanding.

Hedging Contracts

        To insure that our hedging financial instruments will be used solely for hedging commodity price risks and not for speculative purposes, we continually review our hedges for compliance with our hedging policies and procedures. We recognize gains and losses from the settlement of our hedges in revenue when we either sell or buy the associated physical residue natural gas or sell the associated physical natural gas liquid. Any gain or loss realized as a result of hedging is substantially offset in the market when we either sell or buy the physical residue natural gas or sell the physical natural gas liquid. Our hedges that qualify for hedge accounting are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We determine gains or losses on open and closed hedging transactions based upon the difference between the hedge price and the physical price. For a more detailed discussion on our hedging activity, please read commodity price risks included in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Our Natural Gas Purchase and Gathering Contracts

        With respect to our natural gas gathering, compression, dehydrating, treating, processing and marketing activities and our NGL fractionation activities, we contract under four types of arrangements. Under all contracts except the fixed-fee gathering arrangement, we are required to purchase the supplied gas, subject to the demands of our resale purchasers and the operating conditions and capacity of our facilities. We do not guarantee the purchase of any particular quantity of the gas which is available for sale. The supplier delivers the gas to us at the inlet of our gathering systems and we obtain title to the gas at the delivery point. The gas delivered to us is required to meet certain specified quality requirements. Under the fixed-fee gathering arrangement, we take custody of, but do not purchase or take title to, the gas supplied to us.

        The following is a summary of the four types of natural gas purchase or gathering contract arrangements that accounted for the largest percentage of volumes purchased for the years ended December 31, 2008, 2007, and 2006.

  •
  Percentage-of-proceeds arrangements.    Under percentage-of-proceeds contracts, we generally purchase natural gas from producers at the wellhead, gather, treat, and process the natural gas, in some cases fractionate the NGLs into NGL products, and then sell the resulting residue gas and NGLs or NGL products at index related prices. We remit to the producers an agreed upon percentage of the proceeds for the natural gas and the NGLs. Under these types of contracts, our revenues and total segment margin correlate directly with the price of natural gas and NGLs. For the years ended December 31, 2008, 2007, and 2006 we purchased 51%, 56% and 52% of our total purchased volumes under these types of fee contracts, respectively.

  •
  Percentage-of-index arrangements.    Under percentage-of-index contracts, we purchase natural gas from the producers at the wellhead at a price that is at a fixed percentage of the expected index-related price for the resale of the natural gas they produce. We then gather, treat and process the natural gas, in some cases fractionate the NGLs into NGL products and then sell the residue gas and NGLs or NGL products pursuant to natural gas or NGL contracts described above. Because under these types of contracts our costs to purchase the natural gas from the producer is based on the price of natural gas, our total segment margin under these contracts increases as the realized price of NGLs increases relative to the expected index-related price of natural gas, and our total segment margin under these contracts decreases as the expected index-related price of natural gas increases relative to the realized price of NGLs (keep-whole exposure). For the years ended December 31, 2008, 2007 and 2006 we purchased 8%, 12% and 17% of our total purchased volumes under these types of fee contracts, respectively.

  •
  Index-minus-fees arrangements.    Under index-minus-fees contracts, we purchase natural gas from the producers at the wellhead at an expected index related price less fees to gather, dehydrate, compress, treat and/or process their natural gas. These types of contracts typically require us to pay the producer for the value of the wellhead gas less the applicable fees. Because under these types of contracts our costs to purchase the natural gas from the producer is based on the expected index-related price of natural gas, our total segment margin under these contracts increases as the realized price of NGLs increases relative to the expected index-related price of natural gas, and our total segment margin under these contracts decreases as the expected index-related price of natural gas increases relative to the realized price of NGLs (keep-whole exposure). For the years ended December 31, 2008, 2007, and 2006, we purchased 41%, 32% and 31% of our total purchased volumes under these types of fee contracts, respectively.

  •
  Fixed-fee gathering arrangements.    Under fixed-fee gathering contracts, we gather, dehydrate, compress and treat natural gas supplied to our gathering systems and redeliver the compressed natural gas for a fixed fee. Under these contracts, we take custody of, but do not take title to, the natural gas. We gathered an average of 133,755 MMBtu/d for 2008, 123,008 MMBtu/d for 2007 and from the period May 1, 2006, the date we acquired the Kinta Area gas gathering assets, through December 31, 2006, we gathered an average of 134,140 MMBtu/d.

Compression Services Agreement

        Under the compression services agreement that we entered into with CLR in connection with our initial public offering and effective as of January 28, 2005, CLR pays us a fixed monthly fee to provide compressed air and water at pressures sufficient to allow for the injection of either air or water into underground reservoirs for oil and gas secondary recovery operations. Under the compression services agreement, CLR is responsible for the provision to us of power and water to be utilized in the compression process. If our facilities do not meet the monthly volume requirements for compressed air and water, and the failure is not attributable to CLR's failure to supply power or water or a force majeure, the fixed monthly payment will be reduced in proportion to the volumes of air or water we were unable to deliver during such month. CLR may terminate the compression services agreement if we are unable to deliver any compressed air and water for a period of more than 20 consecutive days and the failure is not attributable to CLR's failure to supply power or water or a force majeure. The agreement's initial term ended on January 28, 2009 and the agreement now automatically renews on a month-to-month basis unless terminated by either party by giving notice at least 15 days prior to the end of the then current month.

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

        CGI is our predecessor for accounting purposes and historically owned all of our natural gas gathering, processing and fractionation assets other than the Worland and Bakken gathering systems, the Kinta Area gathering systems we acquired on May 1, 2006 and our internally constructed Woodford Shale gathering system, which commenced operations in April 2007. As a result, our historical financial statements for the periods prior to February 15, 2005 are the financial statements of CGI.

        Hiland Partners, LLC historically owned our Worland gathering system, our Horse Creek compression facility, our Cedar Hills water injection plant located next to our Cedar Hills compression facility and the Bakken gathering system.

Restructuring of Compression Facilities Lease

        Prior to our initial public offering, Hiland Partners, LLC owned our Horse Creek air compression facility and our Cedar Hills water injection facility. In 2002, Hiland Partners, LLC entered into a five year lease agreement with CLR, pursuant to which Hiland Partners, LLC leased the facilities to CLR. CLR used its own personnel to operate the facilities, and Hiland Partners, LLC made no operational decisions. In connection with our formation and our initial public offering, we entered into a four-year services agreement with CLR, effective as of January 28, 2005, that replaced the existing lease. The four year services agreement terminated on January 28, 2009. We are currently operating on a month-to-month basis and the agreement can be terminated by either party by giving notice at least 15 days prior to the end of the then current month. Under the services agreement, we own and operate the facilities and provide air compression and water injection services to CLR for a fee. As part of the restructuring in January 2005, the personnel at CLR that operated the facilities were transferred to us. Under the current services agreement, we receive a fixed payment of approximately $4.8 million per year as compared to $3.8 million per year under the prior lease agreement. In connection with this services arrangement, we incur approximately $1.0 million per year in additional operating costs. For a description of the restructured agreement, please read "—Our Contracts—Compression Services Agreement."

Construction and Acquisition Activities

        Since our inception, we have grown through a combination of building gas gathering and processing assets and acquisitions. For example, we commenced operation of the Matli gathering system in 1999, constructed the original Matli processing plant in 2003 and completed the construction of a new processing plant in 2006. Additionally, we acquired the Worland gathering system in 2000. We acquired the Carmen gathering system in 2003 as an expansion of our Eagle Chief gathering system. Prior to our acquisition of the Carmen gathering system, we purchased the gas from the previous owner, processed it and returned it to the previous owner pursuant to a keep-whole arrangement. After we acquired the Carmen gathering system, we terminated this keep-whole arrangement and now sell the gas at the tailgate of the Eagle Chief processing plant. In addition, we completed the Bakken acquisition in September 2005 and the acquisition of the Kinta Area gathering assets in May 2006. These historical acquisitions were completed at different dates and with numerous sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results from such acquisitions are recorded in the financial statements only from the date of acquisition.

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

        We installed additional gathering and compression infrastructure at our Bakken gathering system in 2006 to increase the system's capacity from approximately 20,000 Mcf/d to 25,000 Mcf/d and in 2007, we expanded the existing NGL fractionation facilities at the processing plant to fractionate increased NGL volumes from both the Bakken processing plant and the Badlands processing plant.

        In 2006, we completed the installation of additional pipelines and compression facilities and increased our system capacity at our Eagle Chief gathering system from approximately 30,000 Mcf/d to approximately 35,500 Mcf/d due to increased volumes on this system and completed the construction of a 25,000 Mcf/d natural gas processing facility along our existing Matli gas gathering system which now provides additional plant processing capacity for increased system volumes.

        In 2007, we installed four 10,000 Mcf/d capacity amine-treating facilities at several of our Kinta Area gathering system locations to remove excess carbon dioxide levels from the natural gas. In the third quarter of 2008, we completed the installation of additional compression facilities on the Kinta Area gathering system to increase the capacity by approximately 20,000 Mcf/d to 200,000 Mcf/d.

        In December 2006, we entered into an agreement to construct and operate gathering pipelines and related facilities associated with the development of a portion of the acreage owned by CLR in the Woodford shale play in the Arkoma Basin of southeastern Oklahoma. We have installed field gathering, compression and associated equipment designed to provide low-pressure gathering, compression and dehydration services. The gathering infrastructure currently includes more than 17,400 horsepower of compression to provide takeaway capacity of approximately 65,000 Mcf/d.

        Construction of a processing plant and gathering pipeline at our North Dakota Bakken system located in the Bakken Shale play in northwestern North Dakota commenced in October 2008. As of December 31, 2008, the gathering system consisted of 23 miles of natural gas gathering pipelines.

Our Results of Operations

        The following table presents a reconciliation of the non-GAAP financial measure of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated. We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes. We review total segment margin monthly for consistency and trend analysis. We define midstream segment margin as midstream revenue less midstream purchases. Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater. Midstream purchases include the following costs and expenses: cost of natural gas, condensate and NGLs purchased by us from third parties, cost of natural gas, condensate and NGLs purchased by us from affiliates, and cost of crude oil purchased by us from third parties. We define compression segment margin as the revenue derived from our compression segment. Our total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

        Set forth in the tables below are financial and operating data for the periods indicated. Operations from our acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$383,180	$273,224	$214,867
Midstream purchases	276,600	195,212	156,193

Midstream segment margin	106,580	78,012	58,674
Compression revenues(1)	4,819	4,819	4,819

Total segment margin(2)	$111,399	$82,831	$63,493

Summary of Operations Data:
Midstream revenues	$383,180	$273,224	$214,867
Compression revenues	4,819	4,819	4,819

Total revenues	387,999	278,043	219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	195,212	156,193
Operations and maintenance	30,526	23,279	16,071
Depreciation, amortization and accretion	37,502	29,855	22,130
Bad debt	304	—	—
General and administrative	8,753	7,587	4,994

Total operating costs and expenses	353,685	255,933	199,388

Operating income	34,314	22,110	20,298
Other income (expense)	(13,867)	(11,326)	(5,616)

Net income	$20,447	$10,784	$14,682
Operating Data:
Inlet natural gas (Mcf/d)	252,670	215,551	157,556
Natural gas sales (MMBtu/d)	90,910	80,731	66,947
NGL sales (Bbls/d)	5,920	4,696	3,347

    (1)
    Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

    (2)
    Reconciliation of total segment margin to operating income:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$34,314	$22,110	$20,298
Add:
Operations and maintenance expenses	30,526	23,279	16,071
Depreciation, amortization and accretion	37,502	29,855	22,130
Bad debt	304	—	—
General and administrative expenses	8,753	7,587	4,994

Total segment margin	$111,399	$82,831	$63,493

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

        Revenues.    Total revenues (midstream and compression) were $388.0 million for the year ended December 31, 2008 compared to $278.0 million for the year ended December 31, 2007, an increase of $110.0 million, or 39.6%. This $110.0 million increase was primarily due to: (i) increased natural gas sales volumes of 13,852 MMBtu/day (MMBtu per day) and increased NGL sales volumes of 771 Bbls/day (Bbls per day) related to the Woodford Shale gathering system which commenced operation in April 2007, (ii) increased NGL sales volumes of 502 Bbls/day attributable to the expanded Badlands gathering system, including the processing and nitrogen rejection plants and other treating facilities, which commenced operation in August 2007 and (iii) significantly higher average realized natural gas and NGL sales prices for the year ended December 31, 2008 as compared to the year ended December 31, 2007, resulting in increased revenue at all of our gathering systems. Revenues from compression assets were the same for both periods.

        Midstream revenues were $383.2 million for the year ended December 31, 2008 compared to $273.2 million for the year ended December 31, 2007, an increase of $110.0 million, or 40.2%. Of this $110.0 million increase in midstream revenues, approximately $48.5 million was attributable to revenues from increased natural gas and NGL sales volumes at the Woodford Shale, Badlands, Bakken and Matli gathering systems and approximately $61.5 million was attributable to significantly higher average realized natural gas and NGL sales prices for the year ended December 31, 2008 as compared to the same period in 2007, resulting in increased revenues for all of our gathering systems.

        Inlet natural gas was 252,670 Mcf/d (Mcf per day) for the year ended December 31, 2008 compared to 215,551 Mcf/d for the year ended December 31, 2007, an increase of 37,119 Mcf/d, or 17.2%. This increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems, offset by volume declines at our Eagle Chief gathering system.

        Natural gas sales volumes were 90,910 MMBtu/d for the year ended December 31, 2008 compared to 80,731 MMBtu/d for the year ended December 31, 2007, an increase of 10,179 MMBtu/d, or 12.6%. This 10,179 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at our Woodford Shale, Matli and Bakken gathering systems, offset by reduced natural gas sales volumes at our Eagle Chief and Kinta gathering systems.

        NGL sales volumes were 5,920 Bbls/d for the year ended December 31, 2008 compared to 4,696 Bbls/d for the year ended December 31, 2007, a net increase of 1,224 Bbls/d, or 26.1%. This net increase is primarily attributable to volume growth at our Woodford Shale and Badlands gathering systems, offset by reduced NGL sales volumes at our Bakken and Eagle Chief gathering systems.

        During 2008, we experienced extreme swings in our average realized natural gas and NGL sales prices. Our average realized natural gas sales price steadily increased from $6.44/MMBtu in January 2008 to a high sales price of $10.05/MMBtu in July 2008, then sharply decreased to a low sales price of $3.38/MMBtu in November 2008. Our average realized NGL sales price steadily increased from $1.42 per gallon in January 2008 to a high sales price of $1.74 per gallon in June 2008, then sharply decreased to a low sales price of $0.61 per gallon in December 2008. Consequently, for the year ended December 31, 2008, average realized natural gas sales prices were $7.00 per MMBtu compared to $5.75 per MMBtu for the year ended December 31, 2007, an increase of $1.25 per MMBtu, or 21.7%. Average realized NGL sales prices for the year ended December 31, 2008 were $1.33 per gallon compared to $1.18 per gallon for the year ended December 31, 2007, an increase of $0.15 per gallon or 12.7%. The overall increase in our average realized natural gas and NGL sales prices was a result of higher index prices for natural gas and posted prices for NGLs during the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Cash received from our counterparty on cash flow swap contracts for natural gas derivative transactions that closed during the year ended December 31, 2008 totaled $2.8 million compared to $4.8 million for the year ended December 31, 2007. The $2.8 million gain for the year ended December 31, 2008 increased averaged realized natural gas prices to $7.00 per MMBtu from $6.91 per MMBtu, an increase of $0.09 per MMBtu. The $4.8 million gain for the year ended December 31, 2007 increased averaged realized natural gas prices to $5.75 per MMBtu from $5.59 per MMBtu, an increase of $0.16 per MMBtu. Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the year ended December 31, 2008 totaled $5.9 million compared to $3.0 million for the year ended December 31, 2007. The $5.9 million loss for the year ended December 31, 2008 reduced averaged realized NGL prices to $1.33 per gallon from $1.39 per gallon, a decrease of $0.06 per gallon. The $3.0 million loss for the year ended December 31, 2007 reduced averaged realized NGL prices to $1.18 per gallon from $1.22 per gallon, a decrease of $0.04 per gallon.

        Our compression revenues were $4.8 million for each of the years ended December 31, 2008 and 2007.

        Midstream Purchases.    Midstream purchases were $276.6 million for the year ended December 31, 2008 compared to $195.2 million for the year ended December 31, 2007, an increase of $81.4 million, or 41.7%. The $81.4 million increase is primarily due to volume growth at the Woodford Shale gathering system which commenced operation in April 2007, the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operation in August 2007, increased volume growth at our Matli gathering system and higher natural gas and NGL purchase prices, resulting in increased midstream purchases for all of our gathering systems.

        Midstream Segment Margin.    Midstream segment margin was $106.6 million for the year ended December 31, 2008 compared to $78.0 million for the year ended December 31, 2007, an increase of $28.6 million, or 36.6%. The increase is primarily due to favorable average gross processing spreads, higher average realized natural gas and NGL prices, volume growth at the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operations in August 2007, volume growth at the Woodford Shale gathering system which commenced operation in April 2007, and volume growth at our Matli gathering system. As a percent of midstream revenues, midstream segment margin was 27.8% and 28.6% for the year ended December 31, 2008 and 2007, respectively, a reduction of 0.8%. This reduction is attributable to net losses on closed/settled derivative transactions and unrealized non-cash losses on derivative transactions for the year ended December 31, 2008 totaling $3.0 million, offset by an unrealized non-cash gain of $6.7 million related to a non-qualifying mark-to-market cash flow derivative for forecasted natural gas sales in 2010, compared to net gains totaling $1.8 million on closed/settled derivative transactions and $0.4 million unrealized non-cash gains on derivative transactions for the year ended December 31,

2007. The increase in midstream segment margin was offset by approximately $2.3 million of forgone margin as a result of the Badlands nitrogen rejection plant being temporarily taken out of service due to equipment failure during the first quarter in 2008.

        Operations and Maintenance.    Operations and maintenance expense totaled $30.5 million for the year ended December 31, 2008 compared with $23.3 million for the year ended December 31, 2007, an increase of $7.2 million, or 31.1%. Of this increase, $4.0 million was attributable to increased operations and maintenance at the expanded Badlands gathering system and $2.0 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

        Depreciation, Amortization and Accretion.    Depreciation, amortization and accretion expense totaled $37.5 million for the year ended December 31, 2008 compared with $29.9 million for the year ended December 31, 2007, an increase of $7.6 million, or 25.6%. Of this increase, $2.3 million was attributable to increased depreciation on the expanded Badlands gathering system, $2.3 million was attributable to increased depreciation on the Woodford Shale gathering system, $1.3 million was attributable to increased depreciation on the Bakken gathering system and $1.0 million was attributable to increased depreciation on the Kinta Area gathering systems.

        General and Administrative.    General and administrative expense totaled $8.8 million for the year ended December 31, 2008 compared with $7.6 million for the year ended December 31, 2007, an increase of $1.2 million, or 15.4%. Salaries increased $1.8 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to increased non-cash unit based compensation and increased staffing during the year ended December 31, 2008 as compared to the year ended December 31, 2007. General and administrative expenses included $1.1 million of unsuccessful acquisition costs incurred in the year ended December 31, 2007 compared to only $0.1 million in the year ended December 31, 2008.

        Other Income (Expense).    Other income (expense) totaled $(13.9) million for the year ended December 31, 2008 compared with $(11.3) million for the year ended December 31, 2007, an increase in expense of $2.5 million. The increase is primarily attributable to additional interest expense from borrowings on our credit facility to fund expansions at the Badlands and Kinta Area gathering systems and to fund internal growth projects at the Woodford Shale and the North Dakota Bakken gathering systems, after being offset by lower interest rates incurred during the year ended December 31, 2008 compared to interest rates incurred during the year ended December 31, 2007.

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

        Net cash received from our counterparty on cash flow swap contracts that began on May 1, 2006 for natural gas derivative transactions that closed during the year ended December 31, 2007 was $4.8 million compared to $3.6 million for the year ended December 31, 2006. These receipts increased average realized natural gas sales prices by $0.16 per MMBtu in 2007 and by $0.14 per MMBtu in 2006. Cash paid to our counterparty on cash flow swap contracts that began on September 1, 2006 for NGL derivative transactions that closed during the year ended December 31, 2007 was $3.0 million. These payments decreased average realized natural gas sales prices by $0.04 per gallon in 2007. Closed NGL derivative transactions during the year ended December 31, 2006 were insignificant.

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

        Our compression revenues were $4.8 million for the each of the years ended December 31, 2007 and 2006.

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

        Midstream Segment Margin.    Midstream segment margin was $78.0 million for the year ended December 31, 2007 compared to $58.7 million for the year ended December 31, 2006, an increase of $19.3 million, or 33.0%. The increase is primarily due to favorable gross processing spreads for the year, higher average realized natural gas and NGL prices for the year, volume growth at the expanded Badlands gathering system, including the processing and nitrogen rejection plants and the other treating facilities, which commenced operations in August 2007, volume growth at the Woodford Shale gathering system which commenced operation in April 2007, volume growth at the Kinta Area gathering system which we acquire in May 2006 and volume growth at the Bakken and Eagle Chief gathering systems. As a percent of midstream revenues, midstream segment margin was 28.6% and 27.3% for the year ended December 31, 2007 and 2006, respectively, an increase of 1.3%. This increase is primarily attributable to increased volumes on gathering systems with more accretive segment margins for the year ended December 31, 2007 as compared to the year ended December 31, 2006. These increases were offset by a decrease of $1.8 million on closed/settled derivative transactions of $1.8 million during the year ended December 31, 2007 compared to $3.6 million on closed/settled derivative transactions during the year ended December 31, 2006.

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

        U.S. Natural Gas Supply and Outlook.    Natural gas prices declined dramatically since the peak New York Mercantile Exchange ("NYMEX") Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the low NYMEX Henry Hub last day settle price of $4.48 in February 2009. U.S. natural gas drilling rig counts have declined by approximately 29% to 1,018 as of February 20, 2009, compared to 1,430 natural gas drilling rigs in the comparable period of 2008, and approximately 37% compared to the peak natural gas drilling rig count of 1,606 in August and September 2008. We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production. We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

        U.S. Crude Oil Supply and Outlook.    The domestic and global recession and resulting drop in demand for crude oil products has significantly impacted the price for crude oil. West Texas Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline. U.S. crude oil drilling rig counts have declined by approximately 19% to 269 as of February 20, 2009, compared to 333 crude oil drilling rigs in the comparable period of 2008, and approximately 39% compared to the peak crude oil drilling rig count of 442 in November 2008. The forward curve for WTI crude oil pricing reflects continued reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

        U.S. NGL Supply and Outlook.    The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs. NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a January 2009 NGL basket pricing of $0.68/gallon, a 69.2% decline. NGL basket pricing correlates to WTI crude oil pricing. WTI crude oil pricing has declined from a peak of $134.62/Bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline. The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products. We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

        A number of the areas in which we operate are experiencing a significant decline in drilling activity as a result of the recent dramatic decline in natural gas and crude oil prices. While we anticipate continued exploration and production activities in the areas in which we operate, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and oil reserves. Drilling activity generally decreases as natural gas and oil prices decrease. We have no control over the level of drilling activity in the areas of our operations.

        Midstream Segment Margins.    During 2008, our midstream segment margins were positively impacted by increased natural gas and NGL volumes, increased natural gas and NGL sales prices and increased gross processing spreads resulting in an increase in our midstream segment margins from 2007. During 2007, our midstream segment margins were positively impacted due to increased volumes and NGL prices but were negatively impacted due to reduced natural gas prices resulting in a net increase in our midstream segment margins from 2006. During 2006, our midstream segment margins were positively impacted due to increased volumes but were negatively impacted due to reduced natural gas prices and NGL prices, resulting in a net increase in margins from 2005. Our profitability is dependent upon pricing and market demand for natural gas and NGLs, which are beyond our control and have experienced substantial volatility in 2008.

        Interest Rate Environment.    Interest rates on future credit facility borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and an associated implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Liquidity and Capital Resources

Overview

        Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease in 2009 relative to comparable periods in 2008. Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. We intend to elect to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. Additionally, if commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or we receive an infusion of equity capital.

Cash Flows

Year ended December 31, 2008 Compared to Year ended December 31, 2007

        Cash Flows from Operating Activities.    Our cash flows from operating activities increased by $13.2 million to $53.9 million for the year ended December 31, 2008, from $40.7 million for the year ended December 31, 2007. During the year ended December 31, 2008 we received cash flows from customers of approximately $387.9 million, had cash payments to our suppliers and employees of approximately $320.3 million and payment of interest expense of $13.7 million, net of amounts capitalized, resulting in cash received from operating activities of $53.9 million. During the year ended December 31, 2007, we received cash flows from customers of approximately $195.8 million, had cash payments to our suppliers and employees of approximately $159.3 million and payment of interest expense of $7.4 million, net of amounts capitalized, resulting in cash received from our operating activities of $29.1 million. The increase in cash flows for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was attributable to increased natural gas and NGLs volumes and higher average realized natural gas and NGL sales prices.

        Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $0.3 million to cash flows from operating activities during the year ended December 31, 2008 and used $0.9 million of cash flows from operating activities during the year ended December 31, 2007.

        Net income for the year ended December 31, 2008 was $20.4 million, an increase of $9.7 million from a net income of $10.8 million for the year ended December 31, 2007. Depreciation, amortization and accretion increased by $7.7 million to $37.5 million for the year ended December 31, 2008 from $29.9 million for the year ended December 31, 2007. Bad debt expense was $0.3 million for the year ended December 31, 2008 compared to zero for the year ended December 31, 2007.

        Cash Flows Used for Investing Activities.    Our cash flows used for investing activities, which represent investments in property and equipment, decreased by $29.1 million to $54.3 million for the year ended December 31, 2008 from $83.4 million for the year ended December 31, 2007, primarily due to reduced capital investing in the year ended December 31, 2008 related to the Badlands nitrogen rejection plant, which was under construction during the first eight months of 2007.

        Cash Flows from Financing Activities.    Our cash flows from financing activities decreased to $(8.9) million for the year ended December 31, 2008 from $42.8 million for the year ended December 31, 2007, a decrease of $51.7 million. During the year ended December 31, 2008, we borrowed $41.0 million under our credit facility to fund internal expansion and organic growth projects, made payments of $10.0 million to our credit facility, received capital contributions of $1.1 million as a result of issuing common units in connection with the exercise of 40,705 vested unit options, incurred debt issuance costs of $0.4 million associated with the fourth amendment to our credit facility in February 2008, made $0.5 million payments on capital lease obligations and distributed $40.0 million to our unitholders.

        During the year ended December 31, 2007, we borrowed $74.0 million under our credit facility to fund internal expansion projects, received capital contributions of $1.1 million as a result of issuing common units in connection with the exercise of 42,660 vested unit options, distributed $31.3 million to unitholders, incurred offering costs of $0.2 million associated with the preparation and filing of a registration statement filed with the SEC on January 23, 2007 and paid debt issuance costs of $0.5 million associated with our third amendment to our credit facility in July 2007.

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

        Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2008 including leases renewed and entered into subsequent to year end is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Due in 2013	Thereafter
	(in thousands)
Senior secured revolving credit facility	$252,064	$—	$—	$252,064	$—	$—	$—
Estimated interest expense on credit facility(1)	19,634	8,267	8,267	3,100	—	—	—
Capital lease obligations(2)	7,378	1,256	1,256	1,256	1,107	1,001	1,502
Operating leases, service agreements and other	3,959	1,700	858	465	299	211	426

Total contractual cash obligations	$283,035	$11,223	$10,381	$256,885	$1,406	$1,212	$1,928

(1)
Interest rates on the senior secured revolving credit facility are variable. Estimated interest payments are based on the interest rate and the amount outstanding as of December 31, 2008. For a discussion of our senior secured revolving credit facility, please read "—Credit Facility" below.

(2)
Contractual cash commitments on our capital lease obligations include $2,335 of interest expense.

        Financial Derivatives and Commodity Hedges.    We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and relate to forecasted sales and purchases in 2008, 2009 and mark-to-market cash flow derivative which relates to forecasted sales in 2010. We entered into these financial swap instruments to hedge the forecasted natural gas sales or purchases and NGL sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements, we receive a fixed price and pay a floating price or we pay a fixed price and receive a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold or purchased or NGL is sold. The following table provides information about our commodity based derivative instruments at December 31, 2008:

Description and Production Period	Volume	Average Fixed/Open Price	Fair Value Asset (Liability)
	(MMBtu)	(per MMBtu)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        The following table provides information about our interest rate swap at December 31, 2008:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

        Off-Balance Sheet Arrangements.    We had no significant off-balance sheet arrangements as of December 31, 2008 or December 31, 2007.

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

        Due to the recent decline in natural gas and NGL prices, we believe our cash flow from operating activities will decrease relative to the level experienced in 2008. Consequently, we anticipate electing to "step up" our debt covenants on our credit facility to 4:75:1.0 debt to EBITDA at the end of the first quarter 2009. Additionally, given the current natural gas and NGL forward price strips, we may require additional equity as soon as June 30, 2009 to remain in compliance with our existing debt covenants contained in our credit facility.

        Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at our option, at either: (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At December 31, 2008, the interest rate on outstanding borrowings from our credit facility was 3.28%

        The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

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

        As of December 31, 2008, we had $252.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Recent Accounting Pronouncements

        On April 25, 2008, the Financial Accounting Standards Board ("FASB") FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of SFAS 133 ("SFAS 161"). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity's financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

        On March 12, 2008, the Emerging Issues Task Force ("EITF") reached consensus opinion on EITF Issue 07-4, "Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" ("EITF 07-4"), which the FASB ratified at its March 26, 2008 meeting. EITF 07-4 requires the calculation of a Master Limited Partnership's ("MLPs") net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the requirements of EITF 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009 and do not expect a significant impact when adopted.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS 141(R) and the impact it will have on business combinations completed in 2009 and thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect SFAS 160 will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

Significant Accounting Policies and Estimates

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. For further details on our accounting policies, you should read Note 1 of the accompanying Notes to Consolidated Financial Statements.

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

        Derivatives.    We utilize derivative financial instruments to reduce commodity price risks. We do not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by SFAS 138 and in May 2003 by SFAS 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized into income. If a derivative no longer qualifies for hedge accounting the amounts in accumulated other comprehensive income will be immediately charged to operations.

        Asset Retirement Obligations.    SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of SFAS 143 relates to our estimated costs for primarily dismantling and site restoration of leased compression facility locations. Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value, generally as estimated by third party consultants. The present value calculation requires us to make numerous assumptions and judgments, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our cash flows.

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate our long-lived assets, including intangible assets, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

        Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management's control. Such factors include:

  •
  the ability to comply with certain covenants in our credit facility;

  •
  the ability to pay distributions to our unitholders;

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

  •
  the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to the our financial results; and

  •
  risks associated with the construction of new pipelines and treating and processing facilities or additions to our existing pipelines and facilities;

  •
  the completion of significant, unbudgeted expansion projects may require debt and/or equity financing which may not be available to us on acceptable terms, or at all; and;

  •
  increases in interest rates could increase our borrowing costs, adversely impact our unit price and our ability to issue additional equity, which could have an adverse effect on our cash flows and our ability to fund our growth.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Our future results will depend upon various other risks and uncertainties, including, but not limited to those described under Item 1A. "Risk Factors." Other unknown or unpredictable factors also could have material adverse effects on our future results. You should not put undue reliance on any forward-looking statements.

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

        Commodity Price Risks.    Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. For a discussion of the volatility of natural gas and NGL prices, please read Item 1A. "Risk Factors—Risk Factors Related to our Business." Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders. To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the years ended December 31, 2008 and 2007, the impact on our total segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu)
		2008		2007
		$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)	$0.01	$615,000	$548,000	$642,000	$194,000
	$(0.01)	$(472,000)	$(649,000)	$(207,000)	$(645,000)

        The increase in commodity exposure is the result of increased natural gas and NGL product volumes in the year ended December 31, 2008 compared to the year ended December 31, 2007. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

        We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices and natural gas liquids prices in 2009 and 2010. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our commodity based derivative instruments at December 31, 2008 for the periods indicated:

Description and Production Period	(MMBtu)	Average Fixed Price Per MMBtu	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        Interest Rate Risk.    We have elected for the indebtedness under our credit facility to bear interest at LIBOR plus the applicable margin. We are exposed to changes in the LIBOR rate as a result of our credit facility, which is partially subject to floating interest rates. On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million. This swap agreement is effective on January 2, 2009 and terminates on January 1, 2010. As of December 31, 2008, we had approximately $252.1 million of indebtedness outstanding under our credit facility, of which $152.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.5 million. The following table provides information about our interest rate swap at December 31, 2008 for the periods indicated:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

        Credit Risk.    Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance. SemStream, L.P., BP Energy Company, OGE Energy Resources, Inc., ONEOK Energy Services Company, LP and ConocoPhillips, Inc. were our largest customers for the year ended December 31, 2008, accounting for approximately 16%, 14%, 11%, 10% and 9%, respectively, of our revenues. Consequently, changes within one or more of these companies' operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of our other customers. Any material nonpayment or nonperformance by our key customers could materially and adversely affect our business, financial condition or results of operations and reduce our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Our counterparties to our commodity based derivative instruments as of December 31, 2008 are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap as of December 31, 2008 is Wells Fargo Bank, N.A.

        On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Affiliates of SemGroup, L.P. purchase our NGLs and condensate, primarily at our Bakken and Badlands plants and gathering systems. During the second quarter 2008, we increased our allowance for doubtful accounts and bad debt expense by $8.1 million for related product sales through June 30, 2008. On October 20, 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the "SemStream Agreement") between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to the sale of NGLs and condensate at our Bakken and Badlands plants and gathering systems. As a result of the assumption, and in accordance with the order, on October 21, 2008, SemStream paid $12.1 million to us, representing amounts owed to us from SemStream for June and July 2008 product sales under the SemStream Agreement. The assumption of the SemStream Agreement restores us and SemStream, L.P. to our pre-bankruptcy contractual relationship.

        Our third quarter 2008 results of operations reflected a reversal of $7.8 million of the $8.1 million allowance for doubtful accounts and bad debt expense previously recorded on our income statement in the second quarter of 2008. After receipt of the October 21 payment, our total pre-petition credit exposure to SemGroup, related to condensate sales to SemCrude, LLC, and outside of the SemStream Agreement, is approximately $0.3 million, which we have reserved as of December 31, 2008.

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

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

  (b)
  Changes in internal control over financial reporting.

        During the three months ended December 31, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Management's Report on Internal Control over Financial Reporting" on page F-2.

Item 9B.    Other Information

        There have been no events that occurred in the fourth quarter of 2008 that would need to be reported on Form 8-K that have not been previously reported.

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

Name	Age	Position with Hiland Partners GP, LLC
Harold Hamm	63	Chairman of the Board of Directors
Joseph L. Griffin	48	Chief Executive Officer, President and Director
Matthew S. Harrison	38	Chief Financial Officer, Vice President—Finance, Secretary and Director
Robert W. Shain	58	Chief Commercial Officer, Vice President
Kent C. Christopherson	51	Chief Operations Officer, Vice President
Michael L. Greenwood	53	Director
Edward D. Doherty	73	Director
Rayford T. Reid	60	Director
Shelby E. Odell	69	Director
John T. McNabb, II	64	Director
Dr. David L. Boren	67	Director

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

        Joseph L. Griffin was appointed Chief Executive Officer, President and a director of our general partner in June 2007. Mr. Griffin has also served as Chief Executive Officer, President and a director of the general partner of Hiland Holdings since June 2007. Mr. Griffin has more than 20 years of experience in the midstream natural gas industry. From 2004 to June 2007, Mr. Griffin served as executive vice president over multiple facets of the business of Lumen Midstream Partnership, a subsidiary of the Southern Ute Indian Tribe, in Tulsa, OK. In 1989, Mr. Griffin co-founded Lumen Midstream, held various senior level management positions and served as a director until Lumen was sold in 2004 to the Southern Ute Indian Tribe. Mr. Griffin holds a Bachelor of Science degree in Business Administration from Oklahoma State University and is also a Certified Public Accountant.

        Matthew S. Harrison was appointed Chief Financial Officer, Vice President—Finance, Secretary and a director of our general partner in April 2008. Mr. Harrison has served as Chief Financial Officer, Vice President—Finance, Secretary and a director of the general partner of Hiland Holdings since April 2008. Mr. Harrison joined Hiland as Vice President of Business Development in February 2008 from Wachovia Securities where he most recently was a director for its Energy & Power Mergers & Acquisitions Group. Prior to joining Wachovia in 2007, Mr. Harrison spent eight years with A.G. Edwards Capital Markets' Mergers & Acquisitions Group, most recently leading its energy mergers & acquisitions effort. Prior to joining A.G. Edwards, Mr. Harrison spent five years with Price Waterhouse as a senior accountant. He holds a B.S. degree in Accounting from the University of Tennessee, a Masters of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and is a Certified Public Accountant.

        Robert W. Shain was elected as our Vice President Northern Region Operations & Engineering in March 2006, was appointed Vice President—Operations and Engineering in June 2006 and most recently was appointed Vice President—Chief Commercial Officer in August 2008. Mr. Shain has also served as Vice President—Chief Commercial Officer of the general partner of Hiland Holdings since August 2008. Mr. Shain has over 30 years of experience in the oil and gas industry. The majority of his experience has been in the engineering and operations of midstream natural gas gathering, compression, processing and treating, along with business development, gas supply and marketing. From July 2003 until March 2006, Mr. Shain served as Vice President of Operations and Engineering for Seminole Gas Company, LLC (successor to Impact Energy, LTD) in Tulsa, Oklahoma. From May 1995 until July 2003 Mr. Shain served in a variety of commercial roles, most recently of which was Vice President of Commercial Services, for CMS Field Services, LLC (successor to Heritage Gas Services, LLC) also in Tulsa, Oklahoma, in which he was responsible for the development and management of operating and capital budgets. Mr. Shain holds a B.S degree in Mechanical Engineering from Texas A & M University.

        Kent C. Christopherson was appointed Vice President—Chief Operations Officer in August 2008. Mr. Christopherson has also served as Vice President—Chief Operations Officer of the general partner of Hiland Holdings since August 2008. Mr. Christopherson joined Hiland from DCP Midstream Partners, L.P. where he served as Senior Director of Operating Excellence and Reliability Services since 2002. Prior to joining DCP, Mr. Christopherson was employed by Western Gas Resources and Flopetrol-Johnson Schlumberger. Mr. Christopherson earned a B.S. degree in Mining Engineering & Geology from the South Dakota School of Mines and Technology, a Masters of Business Administration degree from Nova Southeastern University and is a Certified Maintenance & Reliability Professional by the Society of Maintenance & Reliability Professionals and a Certified Lubrication Specialist by the Society of Tribologists & Lubrication Engineers.

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

        Rayford T. Reid was elected as a director of our general partner in May 2005, and serves as a member of the compensation committee of the board of directors of our general partner. Mr. Reid has served as a director of the general partner of Hiland Holdings GP, LP since September 2006, and serves as a member of the compensation committee of the board of directors of Hiland Holdings GP, LP's general partner. Mr. Reid has more than 35 years of investment banking, financial advisory and commercial banking experience, including 30 years focused on the oil and gas industry. Mr. Reid is President of Kentucky Downs Partners, LLC ("KDP"). KDP's principal business is the ownership of a controlling interest in a thoroughbred horse racing track in Franklin, Kentucky. Prior to forming KDP in 2007, Mr. Reid served as President of R. Reid Investments Inc., a private investment banking firm which exclusively served companies engaged in the energy industry. Mr. Reid holds a Bachelor of Arts degree from Oklahoma State University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

        Shelby E. Odell was elected as a director of our general partner in September 2005. Mr. Odell serves as a member of our audit committee of the board of directors of our general partner and, as of January 21, 2009, as a member of our conflicts committee of the board of directors of our general partner. Mr. Odell served as a director of the general partner of Hiland Holdings GP, LP from September 2006 to January 2009. Mr. Odell has 40 years of experience in the petroleum business, including marketing, distribution, acquisitions, innovation of new asset opportunities, and management. From 1974 to 2000, Mr. Odell held several positions with Koch Industries. He retired in 2000 as President of Koch Hydrocarbon Company and Sr. Vice President of Koch Industries. Prior to joining Koch, Mr. Odell advanced through several positions with Phillips Petroleum Company. He is a past member of the Board of Directors of the Gas Processors Association and holds an Associate Degree in Accounting from Enid Business College.

        John T. McNabb, II was elected as a director of our general partner in August 2006, and he serves as chairman of the conflicts committee and as a member of the compensation committee of the board of directors of our general partner. Mr. McNabb is the founder of Growth Capital Partners, LP, a merchant banking firm that provides financial advisory services to middle market companies throughout the United States, and he has served as the chairman of its board of directors since 1992. Mr. McNabb was a Managing Director of Bankers Trust Company, managing commercial banking, investment banking and financial advisory activities in the Southwest for Bankers Trust Company, and a director of BT Southwest, Inc., an affiliate of Bankers Trust New York Corporation. Mr. McNabb has served on six public boards. He currently serves as Chairman of the board of directors of Willbros Group, Inc. He started his career, after serving in the U.S. Air Force during the Vietnam conflict, with Mobil Oil in its exploration and production division. Mr. McNabb holds a Bachelor of Arts in History and a Masters of Business Administration from Duke University.

        Dr. David L. Boren was elected as a director of our general partner in August 2006. Dr. Boren served as a member of the conflicts committee of the board of directors of our general partner from August 2006 until January 21, 2009. Dr. Boren serves as President of the University of Oklahoma, a position he has held since November of 1994. Prior to becoming President of the university, he served in the United States Senate representing Oklahoma from 1979 to 1994. During his service in the Senate he was the longest serving Chairman of the U.S. Select Committee on Intelligence. From 1975 to 1979, Dr. Boren was Governor of Oklahoma. Before being elected Governor, he served 8 years in the Oklahoma House of Representatives. He engaged in the private practice of law from 1969 to 1974. He also served as a professor of Political Sciences at Oklahoma Baptist University from 1970 to 1974. In 1986 Dr. Boren founded the Oklahoma Foundation for Excellence, a private foundation which rewards and encourages excellence in public education. He continues to serve as its Chairman. Dr. Boren received his BA degree from Yale University in 1963, his Master's Degree in Economics from Oxford University in 1965 as a Rhodes Scholar and his Juris Doctorate Degree from the University of Oklahoma in 1968. He previously served as a director of ConocoPhillips Inc. and currently serves as a director of Texas Instruments, AMR Corporation and Torchmark Corporation.

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

        The table below shows the current membership of each board committee.

Name	Audit	Conflicts	Compensation
Mr. Hamm			C
Mr. Greenwood	C
Mr. Doherty	*
Mr. Reid			*
Mr. Odell	*	*
Mr. McNabb, II		C	*
Dr. Boren

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

Report of the Audit Committee for the Year Ended December 31, 2008

        Our management is responsible for our internal controls and our financial reporting process. Grant Thornton LLP, our Independent Registered Public Accounting Firm for the year ended December 31, 2008, is responsible for performing an integrated audit of the effectiveness of internal control over financial reporting and an independent audit of our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board and to issue a report thereon. Our audit committee monitors and oversees these processes. Our audit committee, made up of members of our general partner's Board of Directors, selects our independent registered public accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon our records, we believe that during 2008 all reporting persons complied with the Section 16(a) filing requirements applicable to them.

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

Atlas Pipeline Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., DCP Midstream Partners, LP, Eagle Rock Energy Partners, L.P., MarkWest Energy Partners, L.P., Quicksilver Gas Services, LP, Regency Energy Partners LP, Targa Resources Partners LP, Western Gas Partners, LP and Williams Partners, L.P. The compensation committee, established in May 2005, believes this definition of our marketplace along with third-party industry compensation surveys provides a good benchmark for analyzing the competitiveness of our executive compensation program.

        In addition to base salary, executive officers are compensated on a performance-oriented basis through the use of incentive compensation linking both annual and longer-term results. The annual incentive cash bonus permits team and individual performance to be recognized and is based, in part, on an evaluation of the contribution made by the officer to our performance. Equity compensation awards are included in the compensation program to reward executive officers for long-term strategic actions that increase our value and thus unitholder value and to link a significant amount of an executive's current and potential future net worth to our success. This use of equity compensation directly relates a portion of each executive officer's long-term remuneration to our unit price, and therefore aligns the executive's compensation with the interests of our unitholders. The discretionary granting of unit options, as well as the use of restricted and phantom units, is used to (1) recognize promotions of executives into positions of significant responsibilities; (2) recognize significant accomplishments of executives, particularly as the accomplishments impact growth, profits and/or competitive positioning; and (3) attract and retain high level executive talent.

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

        The CEO serves in an advisory role to the compensation committee with respect to executive compensation for the executive officers other than himself. In addition, the compensation committee may request the CEO to provide management feedback and recommendations on changes in the design of the executive compensation programs and executive compensation policies. The CEO does not participate in determining or recommending the form or amount of compensation for himself or for the outside directors. The CEO's recommendations are given significant weight by the compensation committee, but the compensation committee remains responsible for all final decisions regarding compensation levels for the executive officers, the executive compensation policies and executive compensation programs. The CEO is not present during the compensation committee's discussions regarding his own compensation. In the CEO's advisory role to the compensation committee, he does not have the authority to call a meeting of the compensation committee. Only the chairperson of the committee, two or more members of the committee or the Chairman of the Board of Directors may call a committee meeting pursuant to the compensation committee's charter. However, the CEO is involved in setting the agenda for compensation committee meetings and generally attends such meetings (other than the portions of the meetings during which his compensation and performance are discussed).

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

Elements of Compensation

        Our general partner's executive compensation program currently consists of the following elements:

  •
  base salaries;

  •
  annual incentive cash bonuses; and

  •
  long-term incentive compensation.

Base Salaries

        Base salary for each executive officer is determined annually by an assessment of our overall financial and operating performance, each executive officer's performance evaluation, changes in executive officer responsibilities and relevant marketplace data. While many aspects of performance can be measured in financial terms, the compensation committee also evaluates senior management in areas of performance that are more subjective. These areas include the development and execution of strategic plans, the exercise of leadership in the development of management and other employees, innovation and improvement in our business activities, as well as the executive's involvement in industry groups and in the communities that we serve. Our general partner seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive within our marketplace. Our general partner believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and each executive's performance evaluation, length of service with the company and previous work experience. Individual salaries are generally established in alignment with these considerations to ensure the attraction, development and retention of superior talent, as well as in relation to individual executive performance. Base salaries are reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market as well as individual performance. The compensation committee approves annual base salary adjustments, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations.

        Base salaries in 2008 for the past Chief Financial Officer ("past CFO") and the Vice President of Operations and Engineering were set based on (1) the latest available financial results of operations; (2) each executive's performance evaluation; and (3) the comparable base salaries of executives within our marketplace and our most recent third-party industry compensation survey. The past CFO's annual base salary was $250,000 for the period of November 2007 through April 2008, upon his resignation. The past CFO's annual base salary, established by the compensation committee in November 2007, approximated the median annual base salaries within our marketplace for 2006 and our most recent third-party industry compensation survey for his position. The Vice President of Operations and Engineering's annual base salary was $190,000 for the period of March 2007 to March 2008. On August 7, 2008, the Vice President of Operations and Engineering was appointed to Vice President—Chief Commercial Officer. The Vice President—Chief Commercial Officer's current annual base salary, established at the compensation committee's meeting in March 2008, is $210,000 and approximated 83% of the median annual base salary within our most recent third-party industry compensation survey for his position. The CEO's annual base salary for the period from November 2007 to present was $290,000 and approximated 83% of the median annual base salary within our marketplace for 2006 for his position. The CEO's current annual base salary was set based on his initial performance evaluation. The Vice President of Business Development's annual base salary, established upon his February 4, 2008 hire date, was $200,000 for the period February 2008 to present. The Vice President of Business Development's annual base salary was primarily determined by the comparable base salaries of similar executives within our marketplace and previous work experience. On April 16, 2008, the Vice President of Business Development was appointed to Chief Financial Officer upon resignation of our past CFO. The Vice President and Chief Operations Officer's annual base salary, established upon his August 4, 2008 hire date, was $205,000 for the period August 2008 to present. The Vice President and Chief Operations Officer's annual base salary was primarily determined by the comparable base salaries of similar executives within our marketplace and previous work experience. Base salaries for our four named executive officers are to be addressed at the compensation committee meeting to be held in March 2009.

Annual Incentive Cash Bonus

        As one way of accomplishing its compensation objectives, the compensation committee of the general partner rewards executive officers for their contribution to our financial and operational success through the award of discretionary annual incentive cash bonuses intended to encourage the attainment of strategic, operational and financial goals and for individual performance measures. The compensation committee approves the annual incentive award, if any, for the CEO, and for each officer below the CEO level based on the CEO's recommendations.

        While target bonuses are initially set at 50% of base salaries, the compensation committee has broad discretion to retain, reduce or increase the award amounts when making its final bonus determinations in March. The awards are also contingent on the executive officer's continued employment with the Partnership at the time of the award in March. Further, bonuses (similar to other elements of the compensation provided to the executive officers) are not based on a prescribed formula or pre-determined goals or performance targets but rather have been determined on a subjective basis and generally have been based on a subjective evaluation of individual, company and industry performance. The compensation committee believes that this approach to assessing performance results in more comprehensive evaluation and fairer compensation decisions.

        From an enterprise-wide perspective and industry perspective, the compensation committee recognized the following factors during its March 2008 meeting (without assigning any particular weighting to any factor):

  •
  financial performance for the prior fiscal year, including EBITDA and distributions, in comparison to guidance provided to the marketplace during the prior fiscal year;

  •
  operating performance for the prior fiscal year, including inlet natural gas volumes, natural gas sales volumes and NGL sales volumes, in comparison to the prior fiscal year's actual results;

  •
  distribution performance for the prior fiscal year compared to the peer group;

  •
  unitholder total return for the prior fiscal year compared to the peer group; and

  •
  competitive compensation data of executive officers in the peer group.

        These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because they will most directly result in long-term value to our unitholders.

        The personal performance criteria considered by the compensation committee during its March 2008 meeting related to factors unique to the individual executive officer, including, for example:

  •
  each executive officer's performance evaluation based upon responsibilities unique to each executive officer and leadership/management competencies applicable to all executive officers;

  •
  length of service with the Partnership; and

  •
  the scope, level of expertise and experience required for the executive officer's position.

        These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because they help to align individual compensation with competency and contribution.

        EBITDA, distributions per unit, inlet natural gas volumes, natural gas sales, and NGL sales increased approximately 23%, 10%, 37%, 21% and 40%, respectively in 2007 as compared to 2006. Our unitholder total return for 2007 was approximately -2% compared to the median for our marketplace of approximately 15%. Discretionary cash bonuses were awarded in March 2008 to our CEO, past CFO, and the Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) in the amounts of $150,000, $125,000 and $95,000, respectively, representing approximately 58%, 102% and 72% of the median incentive cash bonuses for such positions within our marketplace for 2006. The past Vice President of Business Development received a discretionary cash bonus of $42,000 in March 2008. Discretionary cash bonuses for our four named executive officers are to be addressed at the compensation committee meeting to be held in March 2009.

Long-Term Incentive Compensation

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

        Initially, based on comparable options granted to executives of similar midstream and pipeline master limited partnerships at their respective initial public offerings, the past CEO recommended to the chairman of the board the number of options to be granted to executive officers and key employees at our initial public offering in February 2005. In November 2005, the compensation committee approved 15,000 and 13,000 unit options to be granted to our Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and our past Vice President of Business Development, respectively, on their hire dates in early 2006. In November 2006, the compensation committee approved 3,000 restricted units to be granted to the Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and 2,000 restricted units to be granted to key employees.

        In June 2007, the compensation committee approved 10,000 phantom units to be granted to our current CEO. In November 2007, the compensation committee approved 5,000 phantom units to be granted to the past CFO, 5,000 phantom units to be granted to the Vice President of Operations and Engineering (now our Vice President—Chief Commercial Officer) and 21,825 phantom units to be granted to key employees. In December 2007, our CEO awarded 1,000 phantom units to a key employee. The compensation committee approved 7,500 phantom units to be granted to our Vice President of Business Development (now our Chief Financial Officer) in February 2008 and approved 7,500 phantom units to be granted to our Vice President—Chief Operations Officer in July 2008. Additionally in 2008, our CEO approved a total of 7,300 phantom units to be granted to four key employees.

Employment, Change in Control and Salary Continuation Agreements

        No employment agreements exist with any employee of our general partner.

        Change in control agreements exist only with respect to all unexercised unit options, restricted units and phantom units held by employees and directors of our general partner which in the event of any of the following change of control events become fully vested and exercisable. A change of control generally shall be deemed to occur upon the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer or disposition of all or substantially all of the assets of the Partnership to any party not affiliated with the Partnership and/or any of our affiliates; (ii) the consolidation, reorganization, merger or other transaction pursuant to which more than 50% of the combined voting power of the outstanding equity interests in the Partnership cease to be directly or indirectly owned by our current majority owner group or their affiliate; or (iii) our general partner ceases to be the general partner of the Partnership. If a qualifying change in control event had occurred as of December 31, 2008, the estimated value of payments and benefits that would inure to the benefit of the executive officers and directors as a group would have been approximately $0.2 million.

        Our general partner currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of our general partner other than the change in control agreements described above.

Hiland Holdings GP, LP Class B Common Units

        In connection with our initial public offering on February 15, 2005, our general partner issued Class B member interests in our general partner to our past CEO and past CFO as compensation for services to be rendered exclusively for the benefit of our general partner. In addition, in connection with the initial public offering of Hiland Holdings GP, LP on September 25, 2006, Class B common units in Hiland Holdings, GP, LP, who, at that time, became a majority common unitholder of Hiland Partners, LP, were issued to our past CEO and past CFO as consideration for their unvested Class B member interests in our general partner. The Hiland Holdings GP, LP Class B common units have substantially identical rights as Hiland Holdings GP, LP common units and, upon vesting, become convertible at the election of the holder into common units. Prior to conversion, the Class B common units are non-transferable. The Class B common units vested in equal increments on February 15, 2007 and February 15, 2008. In February and April 2007, our past CEO elected to convert his vested Class B common units to common units. In April 2007, our past CEO resigned and his unvested Class B common units in Hiland Holdings, GP, LP, were forfeited and transferred to the Hiland Holdings GP, LP's contributing parties on a pro rata basis based on their vested ownership of Hiland Partners GP, LLC immediately prior to the contribution of those interests in connection with their formation. In February 2008, our past CFO elected to convert his Class B common units to common units.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our CEO, our CFO and three other most highly compensated executive officers employed in 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Unit Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Joseph Griffin—	2008	$275,500	$150,000	$208,690	$—	$12,000	$646,190
President and Chief Executive Officer	2007	$137,494	$40,000	$154,426	$—	$31,667	$363,587
Matthew Harrison—	2008	$172,709	$5,000	$182,976	$—	$88,847	$449,532
Vice President—Finance, Secretary and Chief Financial Officer
Robert Shain—	2008	$205,385	$95,000	$150,629	$—	$11,019	$462,033
Vice President Chief Commercial Officer	2007	$184,961	$88,000	$95,217	$20,559	$9,154	$397,891
	2006	$126,151	$40,000	$4,071	$27,858	$69,950	$268,030
Kent Christopherson—	2008	$75,692	$40,000	$61,425	$—	$76,246	$253,363
Vice President Chief Operations Officer
Ken Maples—	2008	$84,505	$125,000	$—	$895	$4,995	$215,395
Past Vice President—Finance, Secretary	2007	$218,318	$113,750	$17,306	$11,838	$10,687	$371,899
and Chief Financial Officer	2006	$192,490	$55,000	$—	$32,834	$9,560	$289,884
Ron Hill—	2007	$166,211	$51,000	$2,855	$17,792	$8,250	$246,108
Past Vice President of Business Development	2006	$147,692	$—	$—	$37,624	$3,173	$188,489
Randy Moeder—	2007	$101,021	$130,000	$—	$29,342	$5,577	$265,940
Past President and Chief Executive Officer	2006	$231,058	$85,000	$—	$52,534	$10,855	$379,447
Clint Duty—	2006	$46,577	$—	$—	$12,325	$2,598	$61,500
Past Vice President of Operations and Engineering

(1)
Salary includes base salary and payment in respect of accrued vacation, holidays and sick days. Mr. Christopherson was appointed Vice President—Chief Operations Officer on August 7, 2008. Mr. Harrison was appointed Vice President of Business Development on February 4, 2008 and was later appointed Vice President—Finance, Secretary, Chief Financial Officer and director on April 5, 2008. Mr. Griffin was appointed President, Chief Executive Officer and director on June 19, 2007. Mr. Hill was reassigned in January 2008. Mr. Moeder left our employment in April 2007 and Mr. Duty left our employment in April 2006. Salaries for our CEO and CFO are allocated between us and Hiland Holdings for each of the years presented. Generally, salaries allocated to us represent 95% of total salaries and the remaining 5% is allocated to Hiland Holdings. The awards shown above only reflect the 95% allocated to us.

(2)
Bonuses paid in 2008 to Messrs. Griffin, Maples and Shain were awarded in March 2008. Bonuses paid in 2007 were awarded in March 2007. Bonuses paid in 2006 to Mr. Moeder and Mr. Maples were awarded in March 2006. Mr. Christopherson and Mr. Harrison were awarded sign on bonuses of $40,000 and $5,000, respectively, on their respective dates of hire in 2008 and Mr. Griffin and Mr. Shain were each awarded a sign on bonus of $40,000 on their respective dates of hire in 2007and 2006.

(3)
Mr. Christopherson was awarded 7,500 phantom units on August 7, 2008, which vest equally on the anniversary of the grant date over a four year period. Mr. Harrison was awarded 7,500 phantom units on February 4, 2008, which vest equally on the anniversary of the grant date over a three year period. Mr. Griffin was awarded 10,000 phantom units on June 19, 2007, which vest equally on the anniversary of the grant date over a four year period. Periodic distributions on Messrs. Christopherson, Harrison and Griffin's phantom units are held in trust by our general partner until the units vest. On November 6, 2007 Messrs. Maples, Shain and Hill were awarded phantom units that also vest equally on the anniversary of the grant date over a four year period, but do not accumulate distributions. Mr. Maples forfeited 5,000 phantom units when he resigned on April 4, 2008. Mr. Shain was awarded 3,000 restricted units on November 10, 2006.

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

(5)
All other compensation includes our discretionary contributions to our defined contribution retirement plan under which we make contributions to the plan based on a percentage of eligible employees' compensation. Additionally, in 2008, we paid relocation expenses of $75,965 for Mr. Christopherson and $85,113 for Mr. Harrison. In 2007, we paid relocation expenses of $31,667 for Mr. Griffin and in 2006, $68,104 for Mr. Shain.

Grants of Plan Based Awards

        The following table provides information regarding unit options and restricted and phantom units awarded to our executive officers in 2008:

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Base Price of Unit Awards ($/Unit)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Option Awards ($/Unit)
Mr. Harrison	2/4/2008	7,500	$49.45	—	—	—
Mr. Christopherson	8/7/2008	7,500	$43.87	—	—	—

        Mr. Christopherson was awarded 7,500 phantom units on August 7, 2008, which vest in equal annual installments on the anniversary of the grant date over a four year period. Mr. Harrison was awarded 7,500 phantom units on February 4, 2008, which vest in equal annual installments on the anniversary of the grant date over a three year period. Quarterly distributions on the phantom units awarded to Mr. Harrison and Mr. Christopherson are held in trust by our general partner until the units vest, at which time they are distributed to the award recipient.

Outstanding Equity Awards at Fiscal Year-End Table

        The following table provides information regarding outstanding awards that have been granted to our executive officers, but the ultimate outcomes of which have not been realized:

OUTSTANDING EQUITY AWARDS AS FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted and Phantom Units That Have Not Vested (#)	Market Value of Units and Options That Have Not Vested ($)
Mr. Griffin(1)	—	—	—	—	7,500	$38,475
Mr. Harrison(2)	—	—	—	—	7,500	$38,475
Mr. Shain(3)	10,000	5,000	$40.70	03/20/16	5,250	$26,933
Mr. Christopherson(4)	—	—	—	—	7,500	$38,475

(1)
Mr. Griffin's phantom units vest in equal annual increments over three years from his first anniversary date of June 19, 2008.

(2)
Mr. Harrison's phantom units vest in equal annual increments over three years from his February 4, 2008 grant date.

(3)
Mr. Shain's 15,000 unit options awarded on March 20, 2006 vest in one-third annual increments. Mr. Shain's 3,750 phantom units vest in equal annual increments over three years from his first anniversary date of November 6, 2008 and 1,500 of his 3,000 restricted units granted on November 10, 2006 vest in equal annual increments over a two year remaining period beginning on November 10, 2008.

(4)
Mr. Christopherson's phantom units vest in equal annual increments over four years from his August 7, 2008 grant date.

Option Exercises and Units Vested Table

        The table presented below provides information of the values realized upon the exercise of options and the vesting of restricted and phantom units of our executive officers during 2008 based on the difference between the market price of the underlying units at exercise and the exercise or base price of the unit options:

OPTION EXERCISES AND UNITS VESTED

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized Upon Vesting ($)
Mr. Griffin	—	—	1,807	$132,775
Mr. Shain	—	—	1,582	$50,883

        On June 19, 2008, 2,500 of the 10,000 phantom units awarded to Mr. Griffin on June 19, 2007 vested. Upon vesting, Mr. Griffin elected to redeem 693 units in cash. On November 6, 2008, 1,250 of the 5,000 phantom units awarded to Mr. Shain on November 6, 2007 vested. Upon vesting, Mr. Shain elected to redeem 418 units in cash. On November 10, 2008, 750 of the restricted units awarded to Mr. Shain on November 10, 2006 vested.

Director Compensation

        Mr. Harold Hamm, the chairman of the board of directors of our general partner and a non-employee director, received no form of director compensation. Mr. Griffin, our CEO and Mr. Harrison our CFO, who are employees of our general partner, are also non-compensated members of the board of directors of our general partner. Mr. Maples, our past CFO was also a non-compensated member of the board of directors of our general partner. The table below shows the total compensation paid in 2008 to each of our current non-employee directors:

DIRECTOR COMPENSATION

Name	Annual Base Fee(1) ($)	Committee Fees ($)	Restricted Unit Awards(2) ($)	Restricted Unit Distributions(3) ($)	Total ($)
Michael L. Greenwood	$31,000	$10,500	$44,790	$6,614	$92,904
Edward D. Doherty	$31,000	$5,500	$44,790	$6,614	$87,904
Rayford T. Reid	$31,000	$6,500	$44,790	$6,614	$88,904
Shelby E. Odell	$31,000	$5,500	$36,300	$6,614	$79,414
John T. McNabb, II	$31,000	$12,000	$33,592	$3,859	$80,451
Dr. David L. Boren	$31,000	$3,750	$33,592	$3,859	$72,201

(1)
Includes an annual base fee of $25,000 per director plus $1,500 per director for each quarterly board of directors meeting attended.

(2)
The value shown is the number of restricted units granted in 2008 times the closing price of our units on the day of grant. The value given does not reflect a reduction for the fact that the shares are subject to potential forfeiture in the event the director leaves the board before the four-year vesting period. In 2008, all non-employee directors, other than Mr. Hamm, each received 1,000 restricted units on their anniversary date.

(3)
Represents the aggregate cash distributions paid at the time the units vested on all restricted units held by the director.

        No additional remuneration is paid to officers of our general partner who also serve as directors. In 2006 through November 2008, our non-employee directors, other than Mr. Hamm, received (a) a $25,000 annual cash retainer fee, (b) $1,500 for each regularly scheduled meeting attended, (c) $750 for each special meeting attended and (d) 2,000 restricted units upon becoming a director and 1,000 restricted units on each anniversary date of becoming a director. The restricted units vest in quarterly increments on the anniversary of the grant date over a period of four years. In addition to the foregoing, each director who serves on a committee receives $1,000 for each committee meeting attended, the chairman of our audit committee receives an annual retainer of $5,000 and the chairmen of our other committees, excluding the compensation committee, receive an annual retainer of $2,500. In November 2008, the compensation committee of our general partner approved the following remuneration changes (a) an increase in the annual cash retainer fee from $25,000 to $30,000, (b) an increase in the annual retainer fee of the chairman of the audit committee from $5,000 to $7,500, (c) an increase in the annual retainer fee of the chairman of the compensation committee from $0 to $2,500, and (d) the remuneration of Mr. Hamm consistent with other non-employee directors. In addition, each independent director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

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

        Our general partner's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval, if required, by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

        Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by our general partner until the units vest, at which time the distributions are distributed to the grantee. A phantom unit is a notional unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, holders of phantom units will receive (i) a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of the our general partner's board of directors, and (ii) the distributions held in trust, if applicable, related to the vested units. The compensation committee may make grants of restricted units and phantom units under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The compensation committee may, in its discretion, base its determination on the grantee's period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

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

        Unit Option Grant Agreement.    As of January 1, 2009, we have outstanding unit options to officers, directors and employees of our general partner to purchase an aggregate of 33,336 common units with a weighted average exercise price of $37.92. No unit options were granted in 2008 or 2007. Under the unit option grant agreements, the options vest and may be exercised in one third increments on the anniversary of the grant date over a period of three years. In addition, the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following:

  •
  the grantee becomes disabled;

  •
  the grantee dies;

  •
  the grantee's employment is terminated other than for cause; and

  •
  upon a change of control of the Partnership.

        Of the 75,041 outstanding unit options at January 1, 2008, 40,705 were exercised in 2008, resulting in cash contributions to us of $1.1 million and 1,000 unit options were forfeited. Of the remaining 33,336 outstanding unit options at December 31, 2008, 24,002 were exercisable. On January 5, 2009, the 4,334 unit options granted on January 5, 2006 vested, and on March 20, 2009, the final 5,000 unit options will vest.

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

        As required by applicable regulations of the Securities and Exchange Commission, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the compensation committee recommended to the Board of Directors of Hiland Partners GP, LLC that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

        Respectively submitted on March 5, 2009 by the members of the compensation committee of the Board of Directors of Hiland Partners GP, LLC:

Harold Hamm, Chairman
John T. McNabb, II
Rayford T. Reid

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Beneficial Ownership of Hiland Partners, LP.    The following table sets forth the beneficial ownership of our units as of March 5, 2009 held by each person who beneficially owned more than 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of our general partner.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinate Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Harold Hamm(1)(2)(3)	2,321,471	36.8%	3,060,000	100.0%	57.4%
Hiland Holdings GP, LP(1)(3)	2,321,471	36.8%	3,060,000	100.0%	57.4%
Joseph L. Griffin(1)	1,807	*	—	—	*
Matthew S. Harrison(1)	2,500	*	—	—	*
Robert W. Shain(1)(4)	18,832	*	—	—	*
Kent C. Christopherson(1)	—	*	—	—	*
Michael L. Greenwood(1)(2)(5)	13,291	*	—	—	*
Edward D. Doherty(1)(2)(5)	5,000	*	—	—	*
Rayford T. Reid(1)(2)(5)	11,818	*	—	—	*
Shelby E. Odell(1)(2)(5)	15,000	*	—	—	*
John T. McNabb, II(1)(6)	4,000	*	—	—	*
Dr. David L. Boren(1)(6)	4,000	*	—	—	*
Kayne Anderson Capital Advisors, L.P.(7)	686,439	10.9%	—	—	7.3%
All directors and executive officers as a group	2,397,719	38.0%	3,060,000	100.0%	58.3%

*
Less than 1%.

(1)
The address of this person is 205 West Maple, Suite 1100, Enid, Oklahoma 73701.

(2)
These individuals each hold an ownership interest in Hiland Holdings GP, LP as indicated in the following table.

(3)
Mr. Hamm indirectly owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings GP, LP. Accordingly, Mr. Hamm is deemed to be the beneficial owner of the 2,321,471 common units and 3,060,000 subordinated units held by Hiland Holdings GP, LP.

(4)
1,500 of the indicated common units are restricted units that vest on the anniversary of the grant date over a period of three years and 15,000 of these units underly unit options and are deemed to be outstanding pursuant to Rule 13d-3.

(5)
500, 500, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of one, two, three and four years, respectively.

(6)
1,000, 750 and 1,000 of the indicated common units are restricted units that vest on the anniversary of each grant date over periods of two, three and four years, respectively.

(7)
Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 11, 2009. The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

        Beneficial Ownership of Hiland Holdings GP, LP.    The following table sets forth the beneficial ownership of units of Hiland Holdings GP, LP as of March 5, 2009 held by each person who beneficially owned more than 5% or more of the then outstanding units and all of the directors, named executive officers, and directors and executive officers as a group of Hiland Holdings GP, LP.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Harold Hamm(2)	7,752,184	35.9%
Harold Hamm DST Trust(2)	3,232,346	15.0%
Harold Hamm HJ Trust(2)	2,153,522	10.0%
Joseph L. Griffin(1)	—	*
Matthew S. Harrison(1)	—	*
Robert W. Shain(1)	—	*
Kent C. Christopherson(1)	—	*
Michael L. Greenwood(3)	4,000	*
Edward D. Doherty(3)	4,500	*
Rayford T. Reid(3)	29,000	*
Shelby E. Odell(3)	9,000	*
Dr. Cheryl L. Evans(3)	4,500	*
Dr. Bobby B. Lyle(3)	63,904	*
Swank Capital, LLC(4)	1,962,285	9.1%
Kayne Anderson Capital Advisors, L.P.(5)	1,166,036	5.4%
All directors and executive officers as a group	7,867,088	36.4%

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

    (4)
    Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 17, 2009. The address of this person is 3300 Oak Lawn Avenue, Suite 650, Dallas, TX 75219.

    (5)
    Represents holdings as of December 31, 2008 as reported on Schedule 13G filed on February 9, 2009. The address of this person is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

        Beneficial Ownership of Our General Partner Interest.    Hiland Holdings GP, LP owns all of our 2% general partner interest, all of our incentive distributions rights, 2,321,471 of our common units and 3,060,000 of our subordinated units.

        For information on our equity compensation plans, see Item 5. "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        For a discussion of director independence, see Item 10. "Directors and Executive Officers of the Registrant."

        Harold Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust own 60.8% of Hiland Holdings GP, LP, who owns all of our 2% general partner interest, all of our incentive distributions rights, 2,321,471 of our common units and 3,060,000 of our subordinated units. Mr. Harold Hamm owns 72.8% of the ownership interest of Continental Resources, Inc. Since its inception in 1967, Mr. Hamm has served as Chief Executive Officer and a director of Continental Resources, Inc. and currently serves as Chairman of the Board of Directors and Chief Executive Officer.

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

  •
  our two-year exclusive option to purchase the Bakken gathering system owned by Hiland Partners, LLC; and

  •
  for a two-year period, CLR will provide certain general and administrative services.

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

Contracts with CLR

Compression Services Agreement

        In connection with our initial public offering, we entered into a four-year compression services agreement with CLR as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Contracts—Compression Services Agreement." For the year ended December 31, 2008 we received revenues of $4.8 million from CLR under this arrangement.

Gas Purchase Contracts

        We purchase natural gas and NGLs from CLR and its affiliates. We purchased natural gas and NGLs from CLR and its affiliates in the amount of approximately $116.7 million for the year ended December 31, 2008.

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

Other Agreements

        Historically, our predecessor and Hiland Partners, LLC have contracted for down hole well services, fluid supply and oil field services from businesses in which Harold Hamm and members of his family have historically owned equity interests. Mr. Hamm and members of his family sold these businesses to Complete Production Services, Inc. in October 2004. Mr. Hamm is currently a director and stockholder of Complete Production Services. Payments made for these services were $463,000 during the year ended December 31, 2008. We have continued to obtain services from these companies following the completion of our initial public offering. Based on various bids received by our general partner from unaffiliated third parties, our general partner believes that amounts paid for these services are comparable to amounts which would be charged by an unaffiliated third party.

        We lease office space under operating leases from an entity wholly owned by Harold Hamm. Rents paid under these leases totaled approximately $157,000 for the year ended December 31, 2008. These rates are consistent with the rates charged to other non-affiliated tenants in the building which we office.

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

Item 14.    Principal Accountant Fees and Services

        Our audit committee has adopted an audit committee charter, which is available on our Web site at www.hilandpartners.com. The charter requires our audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Our audit committee ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Hiland Partners, LP for the year ended December 31, 2008. Audit fees paid to Grant Thornton LLP in 2008 include fees for our annual integrated audit, review of documents filed with the Securities and Exchange Commission and review of our quarterly reports on Form 10-Q. Tax fees include tax compliance matters. Fees paid in 2007 to Grant Thornton LLP for audit services included fees for our annual integrated audit, review of documents filed with the Securities and Exchange Commission and reviews of our quarterly reports on Form 10-Q. Fees for audit related services relate to consultation regarding various business transactions. Tax fees include tax compliance and acquisition matters. Fees paid to Grant Thornton LLP for the periods indicated are as follows:

	2008	2007
Audit Fees	$355,000	$338,000
Audit Related Fees	—	11,000
Tax Fees	88,000	121,000
All Other Fees	—	—

Total	$443,000	$470,000

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Financial Statements

        The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

        (b)   Other Information

        None.

EXHIBITS

Exhibit Number		Description
2.1	—	Acquisition Agreement by and among Hiland Operating, LLC and Hiland Partners, LLC dated as of September 1, 2005 (incorporated by referenced to Exhibit 2.1 of Registrant's Form 8-K filed September 29, 2005)
3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant's annual report on Form 10-K filed on March 30, 2005)
3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on September 29, 2006)
4.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1 (File No. 333-119908)).
4.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to Exhibit 3.2 of Registrant's annual report on Form 10-K filed on March 30, 2005).
4.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant's Registration Statement on Form S-1 (File No. 333-119908)).
4.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on September 29, 2006).
10.1	—
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

Exhibit Number		Description
†10.4	—	Gas Purchase Contract between Continental Resources, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
†10.5	—	Gas Purchase Contract Chesapeake Energy Marketing, Inc. and Continental Gas, Inc. (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
†10.6	—	Gas Purchase Contract between Magic Circle Energy Corporation and Magic Circle Gas (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
†10.7	—	Gas Purchase Contract between Range Resources Corporation and Continental Gas, Inc. (incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement on Form S-1 (File No. 333-119908))
10.8	—
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
Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc., and Hiland Partners, LP effective as of February 15, 2005 (incorporated by reference to exhibit 10.10 of Registrant's annual report on Form 10-K filed on March 30, 2005)
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
10.14	—	Gas Purchase Agreement among Hiland Partners, LP and Continental Resources, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 10, 2005)
10.15	—	Unit Purchase Agreement dated May 1, 2006 by and between Hiland Partners, LP and Hiland Partners GP, LLC (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 3, 2006)
10.16	—
Asset Purchase Agreement dated March 30, 2006 by and between Hiland Operating, LLC and Enogex Gas Gathering, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on May 3, 2006)

Exhibit Number		Description
10.17	—	Second Amendment, dated as of June 8, 2006, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on June 13, 2006)
10.18	—
Non-Competition Agreement dated September 25, 2006 (2006 by and among Hiland Partners, LP, Hiland Holdings GP, LP and Hiland Partners GP Holdings, LLC (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 29, 2006)
10.19
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
10.21*	—	Form of Phantom Unit Grant Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 13, 2007)
10.22	—
Fourth Amendment, dated as of February 6, 2008, to Credit Agreement dated as of February 15, 2005 among Hiland Operating, LLC and the lenders thereto (incorporated by reference to exhibit 10.1 of Registrant's Form 8-K filed on February 12, 2008)
10.23	—	Compensation of Conflicts Committee Members
19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to Exhibit 19.1 of Registrant's annual report on Form 10-K filed on March 30, 2005)
21.1	—	List of Subsidiaries of Hiland Partners, LP (incorporated by reference to Exhibit 21.1 of Registrant's annual report on Form 10-K filed on March 30, 2005)
23.1	—	Consent of Grant Thornton LLP
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*
Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Enid, Oklahoma, on the 9th day of March, 2009.

HILAND PARTNERS, LP
By:	Hiland Partners GP, LLC, its general partner
By:	/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer, President and Director (principal executive officer)
By:	/s/ MATTHEW S. HARRISON Matthew S. Harrison Chief Financial Officer, Vice President—Finance, Secretary and Director (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 9th day of March, 2009.

Signature	Title

/s/ HAROLD HAMM Harold Hamm	Chairman of the Board
/s/ JOSEPH L. GRIFFIN Joseph L. Griffin	Chief Executive Officer, President and Director
/s/ MATTHEW S. HARRISON Matthew S. Harrison	Chief Financial Officer, Vice President—Finance, Secretary and Director
/s/ MICHAEL L. GREENWOOD Michael L. Greenwood	Director
/s/ EDWARD D. DOHERTY Edward D. Doherty	Director

Signature	Title

/s/ RAYFORD T. REID Rayford T. Reid	Director
/s/ SHELBY E. ODELL Shelby E. Odell	Director
/s/ JOHN T. MCNABB, II John T. McNabb, II	Director
/s/ DR. DAVID L. BOREN Dr. David L. Boren	Director

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

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

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

        Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting. This report, dated March 9, 2009, appears on page F-3.

/s/ JOSEPH L. GRIFFIN Joseph L. Griffin Chief Executive Officer March 9, 2009
/s/ MATTHEW S. HARRISON Matthew S. Harrison Chief Financial Officer March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP, LLC

        We have audited internal control over financial reporting of Hiland Partners, LP and subsidiaries (the Partnership) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in partners' equity and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Hiland Partners GP, LLC

        We have audited the accompanying consolidated balance sheets of Hiland Partners, LP and subsidiaries (the Partnership) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, and changes in partner's equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hiland Partners, LP and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 9, 2009

HILAND PARTNERS, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,173	$10,497
Accounts receivable:
Trade—net of allowance for doubtful accounts of $304 in 2008	23,863	31,841
Affiliates	2,346	1,479

	26,209	33,320
Fair value of derivative assets	6,851	2,718
Other current assets	1,584	1,155

Total current assets	35,817	47,690
Property and equipment, net	345,855	319,320
Intangibles, net	35,642	41,102
Fair value of derivative assets	7,141	418
Other assets, net	1,684	1,943

Total assets	$426,139	$410,473

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$22,470	$24,709
Accounts payable-affiliates	7,662	7,880
Fair value of derivative liabilities	1,439	8,238
Accrued liabilities and other	2,463	2,075

Total current liabilities	34,034	42,902
Commitments and contingencies (Note 9)
Long-term debt	256,466	226,104
Fair value of derivative liabilities	—	141
Asset retirement obligations	2,483	2,159
Partners' equity
Limited partners' interest:
Common unitholders (6,286,755 and 5,214,323 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	122,666	130,066
Subordinated unitholders (3,060,000 and 4,080,000 units issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	3,055	10,774
General partner's interest	2,202	4,056
Accumulated other comprehensive income (loss)	5,233	(5,729)

Total partners' equity	133,156	139,167

Total liabilities and partners' equity	$426,139	$410,473

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Midstream operations
Third parties	$371,686	$269,769	$210,732
Affiliates	11,494	3,455	4,135
Compression services, affiliate	4,819	4,819	4,819

Total revenues	387,999	278,043	219,686

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	159,906	135,134	105,884
Midstream purchases—affiliate (exclusive of items shown separately below)	116,694	60,078	50,309
Operations and maintenance	30,526	23,279	16,071
Depreciation, amortization and accretion	37,502	29,855	22,130
Bad debt	304	—	—
General and administrative	8,753	7,587	4,994

Total operating costs and expenses	353,685	255,933	199,388

Operating income	34,314	22,110	20,298

Other income (expense):
Interest and other income	346	430	323
Amortization of deferred loan costs	(574)	(410)	(407)
Interest expense	(13,639)	(11,346)	(5,532)

Other income (expense), net	(13,867)	(11,326)	(5,616)

Net income	20,447	10,784	14,682
Less general partner's interest in net income	6,572	4,526	2,409

Limited partners' interest in net income	$13,875	$6,258	$12,273

Net income per limited partners' unit—basic	$1.49	$0.67	$1.37

Net income per limited partners' unit—diluted	$1.48	$0.67	$1.36

Weighted average limited partners' units outstanding—basic	9,328	9,284	8,961

Weighted average limited partners' units outstanding—diluted	9,354	9,334	9,010

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$20,447	$10,784	$14,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,364	29,739	22,064
Accretion of asset retirement obligation	138	116	66
Amortization of deferred loan cost	574	410	407
Gain on derivative transactions	(6,834)	(373)	(113)
Unit based compensation	1,538	951	473
Bad debt	304	—	—
Decrease (increase) in other assets	60	—	(144)
(Increase) decrease in current assets:
Accounts receivable—trade	7,674	(8,139)	(1,809)
Accounts receivable—affiliates	(867)	(195)	239
Other current assets	(429)	(430)	(330)
Increase (decrease) in current liabilities:
Accounts payable	(6,149)	4,013	5,708
Accounts payable—affiliates	(218)	3,468	(1,710)
Accrued liabilities	284	358	47

Net cash provided by operating activities	53,886	40,702	39,580

Cash flows from investing activities:
Purchases of property and equipment	(54,367)	(83,408)	(62,137)
Payment for Kinta Area gathering assets acquired	—	—	(96,400)
Proceeds from disposals of property and equipment	25	—	111

Net cash used in investing activities	(54,342)	(83,408)	(158,426)

Cash flows from financing activities:
Proceeds from long-term borrowings	41,000	74,000	113,280
Payments on long-term borrowings	(10,000)	—	—
Increase in deferred offering cost	(7)	(157)	—
Debt issuance costs	(368)	(501)	(930)
Common units issued to our general partner	—	—	35,000
Proceeds from unit options exercise	1,052	1,055	1,312
General partner contribution for issuance of restricted common units and from conversion of vested phantom units	8	6	12
Redemption of vested phantom units	(60)	—	—
Payments on capital lease obligations	(534)	(296)	—
Cash distributions to unitholders	(39,959)	(31,290)	(25,629)

Net cash (used in) provided by financing activities	(8,868)	42,817	123,045

(Decrease) increase for the period	(9,324)	111	4,199
Beginning of period	10,497	10,386	6,187

End of period	$1,173	$10,497	$10,386

Supplementary information
Cash paid for interest, net of amounts capitalized	$13,430	$11,332	$4,514

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Non-cash investing and financing activities:
Property and equipment financed under capital lease obligations in the third quarter of 2007	$5,881

Assumed asset retirement obligations on May 1, 2006 in connection with acquisition of Kinta Area gathering assets	$1,106

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners' Equity and Comprehensive Income

(in thousands, except unit amounts)

	Common Limited Partner Interest	Subordinated Limited Partner Interest	General Partner Interest	Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Total	Total Comprehensive Income
Balance, January 1, 2006	$110,027	$25,126	$2,676	$(289)	$1,049	$138,589
Elimination of unearned compensation upon adoption of SFAS 123R	(289)	—	—	289	—	—
Issuance of 761,714 common units to our general partner	34,300	—	700	—	—	35,000
Proceeds from 52,699 unit options exercise	1,286	—	26	—	—	1,312
Issuance of 13,000 restricted common units	—	—	12	—	—	12
Periodic cash distributions	(12,690)	(10,812)	(2,127)	—	—	(25,629)
Unit based compensation	473	—	—	—	—	473
Other comprehensive losses reclassified to income on closed derivative transactions	—	—	—	—	(3,582)	(3,582)	$(3,582)
Change in fair value of derivatives	—	—	—	—	6,889	6,889	6,889
Net income	6,674	5,599	2,409	—	—	14,682	14,682

Comprehensive income							17,989

Balance, December 31, 2006	$139,781	$19,913	$3,696	$—	$4,356	$167,746

Proceeds from 42,660 unit options exercise	1,034	—	21	—	—	1,055
Issuance of 6,000 restricted common units	—	—	6	—	—	6
Periodic cash distributions	(15,214)	(11,883)	(4,193)	—	—	(31,290)
Unit based compensation	951	—	—	—	—	951
Other comprehensive losses reclassified to income on closed derivative transactions	—	—	—	—	(1,783)	(1,783)	$(1,783)
Change in fair value of derivatives	—	—	—	—	(8,302)	(8,302)	(8,302)
Net income	3,514	2,744	4,526	—	—	10,784	10,784

Comprehensive income							$699

Balance, December 31, 2007	$130,066	$10,774	$4,056	$—	$(5,729)	$139,167

Proceeds from 40,705 unit options exercise	1,031	—	21	—	—	1,052
Conversion of 1,020,000 subordinated units to common units	—	—	—	—	—	—
Issuance of 5,227 common units from 5,227 vested phantom units	—	—	3	—	—	3
Redemption of 1,804 vested phantom units	(60)	—	—	—	—	(60)
Issuance of 6,000 restricted common units	—	—	5	—	—	5
Forfeiture of 375 restricted common units	2	—	(1)	—	—	1
Periodic cash distributions	(19,553)	(11,952)	(8,454)	—	—	(39,959)
Unit based compensation	1,538	—	—	—	—	1,538
Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	—	2,996	2,996	$2,996
Change in fair value of derivatives	—	—	—	—	7,966	7,966	7,966
Net income	9,642	4,233	6,572	—	—	20,447	20,447

Comprehensive income							31,409

Balance, December 31, 2008	$122,666	$3,055	$2,202	$—	$5,233	$133,156

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

        Hiland Partners, LP, a Delaware limited partnership ("we," "us," "our," or the "Partnership"), was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. ("Predecessor" or "CGI") and Hiland Partners, LLC. We commenced operations on February 15, 2005, and concurrently with the completion of our initial public offering, CGI contributed a substantial portion of its net assets to us. The transfer of ownership of net assets from CGI to us represented a reorganization of entities under common control and was recorded at historical cost. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. ("CLR").

        CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, and processing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland gathering system and our Bakken gathering system. Hiland Partners, LLC historically owned our Worland gathering system and our compression services assets, which we acquired on February 15, 2005, and our Bakken gathering system. Since our initial public offering on February 15, 2005, we have operated in midstream and compression services segments. On September 26, 2005, we acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, our general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements include the net assets and operations of assets owned by CGI and Hiland Partners, LLC that were contributed to us concurrently with the completion of our initial public offering and also include the net assets and operations of Hiland Partners, LLC acquired effective September 1, 2005. Operations from the acquisition of the Kinta Area gathering assets are reflected only from May 1, 2006.

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

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        For financial reporting, we consider all highly liquid investments with maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

        The majority of our accounts receivable are due from companies in the oil and gas industry as well as the utility industry. Credit is extended based on evaluation of the customer's financial condition. In certain circumstances, collateral, such as letters of credit or guarantees, is required. Accounts receivable are due within 30 days and are stated at amounts due from customers. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset. Credit losses are charged to income when accounts are deemed uncollectible, determined on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. Prior to 2008, losses were minimal. In 2008, an allowance for uncollectible accounts was established.

Concentration and Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. We place our cash and cash equivalents with high-quality institutions and in money market funds. We derive our revenue from customers primarily in the oil and gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities. Our counterparties to our commodity based derivative instruments as of December 31, 2008 were BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

Fair Value of Financial Instruments

        Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward New York Mercantile Exchange ("NYMEX") natural gas and light crude prices and forecasted forward interest rates as a function of forward London Interbank Offered Rate ("LIBOR") interest rates. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Interest Rate Risk Management

        We are exposed to interest rate risk on our variable rate bank credit facility and have entered into an interest rate swap to reduce this risk. We manage a portion of our interest rate exposure on our variable rate debt by utilizing an interest rate swap to convert a portion of variable rate debt into fixed rate debt. The swap fixes the one month LIBOR rate at the indicated rates for a specified amount of related debt outstanding over the term of the swap agreement. We have elected to designate the interest rate swap as a cash flow hedge for SFAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the interest rate swap are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings.

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

        SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying item being hedged. In addition, all hedging relationships must be designated, documented and reassessed periodically. SFAS 133 also provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or a derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our fixed price physical forward natural gas sales contract in which we contracted to sell natural gas quantities at a fixed price was designated as a normal sale. This forward sales contract expired on December 31, 2008.

        Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income (loss) in partners' equity

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

and reclassified into earnings in the same period in which the hedged transaction closes. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Property and Equipment, Intangible Assets, Depreciation and Amortization

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

Long Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted future cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activities are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

  •
  changes in general economic conditions in regions in which the Partnership's assets are located;

  •
  the availability and prices of NGL products and competing commodities;

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

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

        No impairment charges were recognized during the years ended December 31, 2008, 2007 and 2006.

Other Assets

        Unamortized deferred loan costs related to the long-term debt on our bank credit facility totaling $1,435 and $1,641 as of December 31, 2008 and 2007, respectively, are included in other noncurrent assets. The deferred loan costs are amortized using the straight-line method over the term of the debt for the bank credit facility.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners' equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes. Comprehensive income consisted of the following for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
Net income	$20,447	$10,784	$14,682
Closed derivative transactions reclassified to income	2,996	(1,783)	(3,582)
Change in fair value of derivatives	7,966	(8,302)	6,889

Comprehensive income	$31,409	$699	$17,989

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Net Income per Limited Partners' Unit

        Net income per limited partners' unit is computed based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income per limited partners' unit is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, by both the basic and diluted weighted-average number of limited partnership units outstanding.

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

        Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us.

Transportation and Exchange Imbalances

        In the course of gathering natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold. As of December 31, 2008 and

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

2007, we had imbalance receivables of $1,221 and $454, respectively. Imbalance payables were $560 at December 31, 2008. We had no significant imbalance payables at December 31, 2007.

Recent Accounting Pronouncements

        On April 25, 2008, the Financial Accounting Standards Board ("FASB") FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP 142-3 will be effective as of January 1, 2009 and will apply only to intangible assets acquired after that date. Retroactive application to previously acquired intangible assets is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS 133 ("SFAS 161"). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of aggregation/disaggregation that will be required in an entity's financial statements. We are currently reviewing SFAS 161 to determine the effect it will have on our financial statements and disclosures therein.

        On March 12, 2008, the Emerging Issues Task Force ("EITF") reached consensus opinion on EITF Issue 07-4, "Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" ("EITF 07-4"), which the FASB ratified at its March 26, 2008 meeting. EITF 07-4 requires the calculation of a Master Limited Partnership's ("MLPs") net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented. Early application is not permitted. We will apply the

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

requirements of EITF 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2009 and do not expect a significant impact when adopted.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and do not allow early adoption. We are evaluating the new requirements of SFAS 141(R) and the impact it will have on business combinations completed in 2009 and thereafter.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent's equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income will be determined without deducting minority interest; however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent's shareholders. Additionally, SFAS 160 establishes a single method for accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect SFAS 160 will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities. See Note 6 "Fair Value Measurements of Financial Instruments."

Note 2: Acquisitions

        On May 1, 2006, we acquired certain gas gathering assets from Enogex Gas Gathering, L.L.C. for $96.4 million cash, including certain closing costs, financed with the issuance of 761,714 common units and 15,545 general partner equivalent units to our general partner for proceeds of $35.0 million and borrowings of $61.2 million under our credit facility. We refer to these assets as the Kinta Area gathering assets. A determination was made by our management of the fair value of these assets and liabilities as required by SFAS 141, "Business Combinations", primarily using current replacement cost for the acquired gas gathering assets and related equipment less estimated accumulated depreciation on such replacement costs; and estimated discounted cash flows arising from future renegotiated customer contracts. The acquired assets at the time of the acquisition, which are located in the eastern Oklahoma Arkoma Basin, had approximately 672 wellhead receipt points and included five separate low pressure natural gas gathering systems, which consisted of over 569 miles of natural gas gathering pipelines and 23 compressors with an aggregate of approximately 40,000 horsepower. The natural gas gathering systems operate under contracts with producers that provide for services under fixed-fee arrangements. We operate the Kinta Area gathering assets substantially differently than were operated by the previous owner. Since there was no sufficient continuity of the Kinta Area gathering assets'

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 2: Acquisitions (Continued)

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

Note 3: Property and Equipment and Asset Retirement Obligations

        Property and equipment consisted of the following for the periods indicated:

	As of December 31,
	2008	2007
Land	$295	$295
Construction in progress	19,523	12,030
Midstream pipeline, plants and compressors	401,902	352,003
Compression and water injection equipment	19,391	19,258
Other	4,621	3,958

	445,732	387,544
Less: accumulated depreciation and amortization	99,877	68,224

	$345,855	$319,320

        During the third quarter 2007, we purchased two separate capital assets under capital lease obligations for a total cost of $5,881. Accumulated depreciation related to the assets purchased under capital lease obligations was $541 as of December 31, 2008 and $175 as of December 31, 2007.

        We capitalized interest of $176, $2,580 and $1,467 during the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation charged to expense totaled $31,906, $24,280 and $16,954 for the years ended December 31, 2008, 2007 and 2006, respectively.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 3: Property and Equipment and Asset Retirement Obligations (Continued)

        No impairment charges were recognized during each of the years ended December 31, 2008, 2007 and 2006.

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of December 31, 2008 and have determined that revisions in the carrying values are not necessary at this time.

        The following table summarizes our activity related to asset retirement obligations for the indicated periods:

Asset retirement obligations, January 1, 2007	$2,196
Add: additions on various leased locations	505
Revisions of prior estimates	(658)
Add: accretion expense	116

Asset retirement obligations, December 31, 2007	2,159
Add: additions on various leased locations	186
Add: accretion expense	138

Asset retirement obligations, December 31, 2008	$2,483

Note 4: Intangible Assets

        Intangible assets consist of the acquired value of customer relationships and existing contracts to sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the years ended December 30, 2008, 2007 and 2006, respectively.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 4: Intangible Assets (Continued)

        Intangible assets consisted of the following for the periods indicated:

	As of December 31,
	2008	2007
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492

	54,592	54,592
Less accumulated amortization	18,950	13,490

Intangible assets, net	$35,642	$41,102

        During the years ended December 31, 2008 and 2007, we recorded amortization expense of $5,460 and $5,459, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is $5,459 from 2009 through 2013 and a total of $8,347 for all years thereafter.

Note 5: Derivatives

Interest Rate Swap

        We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk. We entered into a one year interest rate swap agreement with our counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million. The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.

Commodity Swaps

        We have entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 which relate to forecasted natural gas sales in 2009 and a mark-to-market cash flow derivative which relates to forecasted natural gas sales in 2010. The 2010 derivative does not qualify for cash flow hedge accounting. We entered into these financial swap instruments to hedge forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these contractual swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

        We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures, "sold fixed for floating price" or "buy fixed for floating price" contracts, to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 5: Derivatives (Continued)

to the loss of correlation between changes in natural gas reference prices under a hedging instrument and actual natural gas prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. We assess effectiveness using regression analysis and ineffectiveness using the dollar offset method.

        Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in partners' equity as accumulated other comprehensive income (loss) and reclassified to or from earnings when the underlying hedged physical transaction closes. Changes in fair value of non-qualifying derivatives and the ineffective portion of qualifying derivatives are recognized in earnings as they occur. Actual amounts that will be reclassified will vary as a result of future changes in prices. Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

        On May 27, 2008, we entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby we receive a fixed price and pay a floating price based on NYMEX Henry Hub pricing for the relevant contract period as the underlying natural gas is sold. At December 31, 2008, this financial swap instrument did not qualify for hedge accounting as there was inadequate correlation between NYMEX Henry Hub natural gas prices and actual prices received for the natural gas sold.

        The following table summarizes our activity related to derivative transactions for the indicated periods:

	For the Years Ended December 31,
	2008	2007	2006
Net (losses) gains on closed/settled transactions reclassified (to) from accumulated other comprehensive income	$(2,996)	$1,783	$3,582
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$7,966	$(8,302)	$6,889
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$112	$(45)	$113
Unrealized non-cash gains on non-qualifying derivatives	$6,722	$418	$—

        At December 31, 2008, our accumulated other comprehensive income related to derivatives was $5,233, which we anticipate will be reclassified to earnings during the next twelve months.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 5: Derivatives (Continued)

        The fair value of derivative assets and liabilities related to the interest rate swap and the commodity swaps are as follows for the indicated periods:

	As of December 31, 2008	As of December 31, 2007
Fair value of derivative assets—current	$6,851	$2,718
Fair value of derivative assets—long term	7,141	418
Fair value of derivative liabilities—current	(1,439)	(8,238)
Fair value of derivative liabilities—long term	—	(141)

Net fair value of derivatives	$12,553	$(5,243)

        The terms of our derivative contracts currently extend as far as December 2010. The counterparties to our commodity based derivative instruments are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

        The following table provides information about our commodity derivative instruments at December 31, 2008 for the periods indicated:

Description and Production Period	(MMBtu)	Average Fixed Price Per MMBtu	Fair Value Asset (Liability)
Natural Gas—Sold Fixed for Floating Price Swaps
January 2009 - December 2009	2,136,000	$7.30	$6,851
January 2010 - December 2010	2,136,000	$10.50	7,141

			$13,992

        The following table provides information about our interest rate swap at December 31, 2008 for the periods indicated:

Description and Period	Notional Amount	Interest Rate	Fair Value Asset (Liability)
Interest Rate Swap
January 2009 - December 2009	$100,000,000	2.245%	$(1,439)

Note 6: Fair Value Measurements of Financial Instruments

        We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") beginning in the first quarter of 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy. SFAS 157

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 6: Fair Value Measurements of Financial Instruments (Continued)

applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157's hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an "observable price" but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management's assumptions are used to derive the fair value.

        We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas and propane derivative contracts are based on published forward price curves for natural gas and propane and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. There are no published forward price curves for butanes or natural gasoline, and therefore, our butanes and natural gasoline derivative contracts are defined as Level 3 fair value hierarchy assets and liabilities. We value our butanes and natural gasoline derivative contracts based on calibrated model parameters relative to forward published price curves for crude oil and comparative mark-to-market values received from our counterparty. We value our interest rate-based derivative on a comparative mark-to-market value received from our counterparty. The following table represents the fair value hierarchy for our assets and liabilities at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Commodity-based derivative assets	$—	$13,992	$—	$13,992
Interest rate-based derivative liabilities	—	—	(1,439)	(1,439)

Total	$—	$13,992	$(1,439)	$12,553

        The following table provides a summary of changes in the fair value of our Level 3 commodity-based derivatives for the year ended December 31, 2008:

Balance, January 1, 2008	$(4,489)
Cash settlements from other comprehensive income	3,484
Net change in other comprehensive income	1,005

Balance, December 31, 2008	$—

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 6: Fair Value Measurements of Financial Instruments (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 interest rate-based derivatives for the year ended December 31, 2008:

Balance, January 1, 2008	$—
Cash settlements from other comprehensive income	—
Net change in other comprehensive income	(1,439)

Balance, December 31, 2008	$(1,439)

Note 7: Long-Term Debt

        Long-term debt consisted of the following for the indicated periods:

	As of December 31,
	2008	2007
Revolving credit facility	$252,064	$221,064
Capital lease obligations	5,051	5,585

	257,115	226,649
Less: current portion of capital lease obligations	649	545

Long-term debt	$256,466	$226,104

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

        In addition, the fourth amendment provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate. The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

        Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease in 2009 relative to comparable periods in 2008. Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs. We intend to elect to increase the ratio to 4.75:1.0 on March 31, 2009. During this step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. Additionally, if commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as June 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured or we receive an infusion of equity capital.

        We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk. See Note 5 "Derivatives" for a discussion of our interest rate swap.

        Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us, and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility.

        Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During any step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At December 31, 2008, the interest rate on outstanding borrowings from our credit facility was 3.28%.

        The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from the distribution. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated "baskets," our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 7: Long-Term Debt (Continued)

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

        As of December 31, 2008, we had $252.1 million outstanding under the credit facility and were in compliance with its financial covenants.

        Capital Lease Obligations.    During the third quarter 2007, we incurred two separate capital lease obligations at our Bakken and Badlands gathering systems. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at our Bakken gathering system, we have agreed to repay a counterparty a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to us no later than the end of the eight-year period commencing from the inception date of the lease. We also incurred a capital lease obligation to a counterparty for the aid to construct several electric substations at our Badlands gathering system which, by agreement, will be repaid in equal monthly installments over a period of five years.

        During the years ended December 31, 2008 and 2007, we made principal payments of $534 and $296, respectively, on the above described capital lease obligations. The current portion of the capital lease obligations presented in the table above is included accrued liabilities and other in the balance sheet.

Note 8: Share-Based Compensation

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Share-Based Compensation (Continued)

        Our general partner's board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors or its compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant. Under the unit option grant agreement, granted options of common units vest and become exercisable in one-third increments on the anniversary of the grant date over three years. Vested options are exercisable within the option's contractual life of ten years after the grant date. Restricted common units granted vest and become exercisable in one-fourth increments on the anniversary of the grant date over four years. A restricted unit is a common unit that is subject to forfeiture, and upon vesting, the grantee receives a common unit that is not subject to forfeiture. Distributions on unvested restricted common units are held in trust by our general partner until the units vest, at which time the distributions are distributed to the grantee. Granted phantom common units are generally more flexible than restricted units and vesting periods and distribution rights may vary with each grant. A phantom unit is a common unit that is subject to forfeiture and is not considered issued until it vests. Upon vesting, holders of phantom units will receive (i) a common unit that is not subject to forfeiture, cash in lieu of the delivery of such unit equal to the fair market value of the unit on the vesting date, or a combination thereof, at the discretion of our general partner's board of directors and (ii) the distributions held in trust, if applicable, related to the vested units.

Phantom Units

        On February 4, 2008, we granted 7,500 phantom units under the plan to our Vice President—Business Development, Matthew S. Harrison, who on April 16, 2008, was appointed Chief Financial Officer. Mr. Harrison's phantom units vest over a three-year period from the date of issuance and distributions on the phantom units will be held in trust by our general partner until the units vest. On February 4, 2009, 2,500 phantom units vested and Mr. Harrison settled 2,500 of the phantom units for 2,500 common units.

        On August 7, 2008, we granted 7,500 phantom units under the plan to Mr. Kent C. Christopherson, our Chief Operations Officer, appointed on August 4, 2008. Mr. Christopherson's phantom units vest over a four-year period from the date of issuance and distributions on the phantom units will be held in trust by our general partner until such units vest. Additionally, in 2008, we granted 7,300 phantom units to key employees.

        A total of 7,031 phantom units awarded in 2007 vested during the year ended December 31, 2008, of which 5,227 phantom units were converted to common units resulting in contributions of $3 from our general partner to maintain its 2% ownership interest and 1,804 phantom units were redeemed.

        The following table summarizes information about phantom units for the year ended December 31, 2008.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Share-Based Compensation (Continued)

	Units	Weighted Average Fair Value At Grant Date ($)	Weighted Average Fair Value At Redemption Date ($)
Unvested January 1, 2008	42,825	$50.12
Granted	22,300	$44.49
Vested and converted	(5,227)	$50.76
Vested and redeemed	(1,804)	$50.96	$33.46
Forfeited	(7,300)	$48.80

Unvested December 31, 2008	50,794	$47.74

        During the years ended December 31, 2008 and 2007, we incurred non-cash unit based compensation expense of $1,149 and $249, respectively, related to the phantom units. As of December 31, 2008, there was $1,455 of total unrecognized cost related to the unvested phantom units which is to be is to be recognized over a weighted average period of 2.9 years. At December 31, 2007, there was $1,721 of total unrecognized cost related to the unvested phantom units.

Restricted Units

        During 2008, we issued 1,000 restricted units each to six non-employee board members of our general partner on their one-year anniversary dates, and accordingly, our general partner contributed $5 to us to maintain its 2% ownership interest. On the same anniversary dates of the six non-employee board members, 5,500 previously granted restricted units vested and were converted to common units. Additionally, 1,000 restricted units granted to key employees in 2006 vested and were converted to common units. On August 1, 2008, 375 restricted units granted in November 2006 were forfeited and cancelled and the associated accumulated distributions held in trust by our general partner were returned to us.

        The following table summarizes information about restricted units for the year ended December 31, 2008.

Restricted Units	Units	Weighted Average Fair Value At Grant Date ($)
Non-vested at January 1, 2008	19,375	$46.57
Granted	6,000	$43.97
Vested	(6,500)	$37.89
Forfeited or expired	(375)	$48.85

Non-vested at December 31, 2008	18,500	$48.73

        Non-cash unit based compensation expense related to the restricted units was $356 and $537 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $429 of total unrecognized cost related to the unvested restricted units. This cost is to be recognized over a

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Share-Based Compensation (Continued)

weighted average period of 2.4 years. At December 31, 2007, there was $533 of total unrecognized cost related to the unvested restricted units.

Unit Options

        The following table summarizes information about outstanding options for the year ended December 31, 2008.

Options	Units	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2008	75,041	$31.11
Granted	—
Exercised	(40,705)	$25.32		$975
Forfeited or expired	(1,000)	$40.11

Outstanding at December 31, 2008	33,336	$37.92	7.0

Exercisable at December 31, 2008	24,002	$37.01	6.8

        There have been no unit options granted since March 2006. The weighted average grant date fair value of the 28,000 unit options granted during the year ended December 31, 2006 was $4.33 per unit. The weighted average grant date fair value of 167,500 unit options granted during the year ended December 31, 2005 was $5.30 per unit. The weighted average grant date fair value of 47,400 unit options vested during the year ended December 31, 2008 was $5.25 per unit.

        The aggregate intrinsic value of options exercised were $975 and $1,315 for the years ended December 31, 2008 and 2007, respectively.

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 8: Share-Based Compensation (Continued)

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

        As a result of adopting SFAS 123R on the modified prospective basis beginning on January 1, 2006, we expensed $32, $165 and $354 in 2008, 2007 and 2006, respectively, related to unit options awarded in 2006 and 2005. Basic and diluted earnings per unit were each reduced by $0.04 for the year ended December 31, 2006 as a result of the additional compensation recognized under SFAS 123R.

Note 9: Commitments and Contingencies

        We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees' compensation. Contributions to the plan are 5.0% of eligible employees' compensation and resulted in expenses for the three years ended December 31, 2008, 2007 and 2006 of $320, $262 and $201, respectively.

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

        We lease office space from a related entity (Note 11). We also lease certain facilities, vehicles and equipment under operating leases, most of which contain annual renewal options. For the years ended December 31, 2008, 2007 and 2006, rent expense was $2,834, $2,285 and $779, respectively, under these leases.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 9: Commitments and Contingencies (Continued)

        A summary of our contractual cash obligations as of December 31, 2008, including minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, and leases renewed and entered into subsequent to year end but prior to financial statement issuance, is presented below:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2009	Due in 2010	Due in 2011	Due in 2012	Due in 2013	Thereafter
	(in thousands)
Senior secured revolving credit facility	$252,064	$—	$—	$252,064	$—	$—	$—
Estimated interest expense on credit facility(1)	19,634	8,267	8,267	3,100	—	—	—
Capital lease obligations(2)	7,378	1,256	1,256	1,256	1,107	1,001	1,502
Operating leases, service agreements and other	3,959	1,700	858	465	299	211	426

Total contractual cash obligations	$283,035	$11,223	$10,381	$256,885	$1,406	$1,212	$1,928

(1)
Interest rates on the senior secured revolving credit facility are variable. Estimated interest payments are based on the interest rate and the amount outstanding as of December 31, 2008. See Note (7) for a discussion of our senior secured revolving credit facility.

(2)
Contractual cash commitments on our capital lease obligations include $2,335 of interest expense.

Note 10: Significant Customers and Suppliers

        All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Customer 1	16%	19%	14%
Customer 2	14%	6%	13%
Customer 3	11%	19%	20%
Customer 4	10%	9%	8%
Customer 5	9%	12%	4%

        All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Supplier 1 (affiliated company)	42%	31%	32%
Supplier 2	18%	25%	24%
Supplier 3	15%	14%	13%

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 11: Related Party Transactions

        We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $116.7 million, $60.1 million, and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. We sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $11.5 million, $3.5 million, and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Compression revenues from affiliates were $4.8 million each for 2008, 2007 and 2006.

        Accounts receivable-affiliates of $2,346 and $1,479 at December 31, 2008 and 2007, respectively, includes $2,083 and $1,090 from one affiliate for midstream sales.

        Accounts payable-affiliates of $7,662 and $7,880 at December 31, 2008 and 2007, respectively, includes $6,682 and $7,094 due to one affiliate for midstream purchases.

        We utilize affiliated companies to provide services to our plants and pipelines and certain administrative costs. The total amount paid to these companies was $555, $525, and $353 during the years ended December 31, 2008, 2007 and 2006, respectively.

        We lease office space under operating leases directly or indirectly from an affiliate. Rents paid associated with these leases totaled $157, $143, and $118 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12: Reportable Segments

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

        Midstream assets totaled $401,799, $382,626 and $312,431 at December 31, 2008, 2007 and 2006, respectively. On the same dates, assets attributable to compression operations totaled $24,340, $27,847 and $31,385, respectively. All but $80 of the $58,455 total additions to property and equipment for the year ended December 31, 2008 was attributable to midstream operations. All but $48 of the $90,953 total additions to property and equipment for the year ended December 31, 2007 was attributable to midstream operations. All but $72 of the total additions to property and equipment of $62,137 and Kinta Area gathering assets acquired of $96,400 for the year ended December 31, 2006 was attributable to midstream operations.

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 12: Reportable Segments (Continued)

        The table below presents information about operating income for the reportable segments for the years ended December 31, 2008, 2007 and 2006.

	Midstream Segment	Compression Segment	Total
For the Year Ended December 31, 2008
Revenues	$383,180	4,819	$387,999
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	276,600	—	276,600
Operations and maintenance	29,476	1,050	30,526
Depreciation and amortization	33,919	3,583	37,502
Bad debt	304	—	304
General and administrative	8,634	119	8,753

Total operating costs and expenses	348,933	4,752	353,685

Operating income	34,247	67	34,314

Other income (expense):
Interest and other income			346
Amortization of deferred loan costs			(574)
Interest expense			(13,639)

Total other income (expense)			(13,867)

Net income			$20,447

For the Year Ended December 31, 2007
Revenues	$273,224	$4,819	$278,043
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	195,212	—	195,212
Operations and maintenance	22,472	807	23,279
Depreciation and amortization	26,277	3,578	29,855
General and administrative	7,456	131	7,587

Total operating costs and expenses	251,417	4,516	255,933

Operating income	21,807	303	22,110

Other income (expense):
Interest and other income			430
Amortization of deferred loan costs			(410)
Interest expense			(11,346)

Total other income (expense)			(11,326)

Net income			$10,784

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 12: Reportable Segments (Continued)

	Midstream Segment	Compression Segment	Total
For the Year Ended December 31, 2006
Revenues	$214,867	$4,819	$219,686
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	156,193	—	156,193
Operations and maintenance	15,228	843	16,071
Depreciation and amortization	18,559	3,571	22,130
General and administrative	4,884	110	4,994

Total operating costs and expenses	194,864	4,524	199,388

Operating income	20,003	295	20,298

Other income (expense):
Interest and other income			323
Amortization of deferred loan costs			(407)
Interest expense			(5,532)

Total other income (expense)			(5,616)

Net income			$14,682

Note 13: Selected Quarterly Financial Data—Unaudited

        The following is a summary of selected quarterly financial data for the years ended December 31, 2008 and 2007.

	2008 Quarter
	1st	2nd		3rd		4th
Revenues	$91,479	$115,441		$115,753		$65,326
Operating income	4,862	682		21,963		6,807
Net income (loss)	1,327	(2,508	)*	18,641	*	2,987
General partner interest in net income	1,815	2,057	*	2,641	*	59
Limited partners' interest in net income (loss)	$(488)	$(4,565	)*	$16,000	*	$2,928
Net income (loss) per limited partner unit—basic	$(0.05)	$(0.49	)*	$1.71	*	$0.32
Net income (loss) per limited partner unit—diluted	$(0.05)	$(0.49	)*	$1.71	*	$0.31

*
The second quarter includes a bad debt expense of $8,103 related to SemGroup, L.P. which was subsequently reduced to $304 by a $7,799 recovery in the third quarter. For a more detailed

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 13: Selected Quarterly Financial Data—Unaudited (Continued)

  discussion on SemGroup, L.P., please read Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk."

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

Note 14: Net Income per Limited Partners' Unit

        The computation of net income per limited partners' unit is based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of income per limited partner

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 14: Net Income per Limited Partners' Unit (Continued)

unit—basic and income per limited partner unit—diluted assuming dilution for the years ended December 31, 2008, 2007 and 2006:

	Income Available to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
For the Year Ended December 31, 2008
Income per limited partner unit—basic:
Income available to limited unitholders	$13,875		$1.49
Weighted average limited partner units outstanding		9,328,000
Income per limited partner unit—diluted:
Unit Options, restricted and phantom units		26,000

Income available to common unitholders plus assumed conversions	$13,875	9,354,000	$1.48

For the Year Ended December 31, 2007
Income per limited partner unit—basic:
Income available to limited unitholders	$6,258		$0.67
Weighted average limited partner units outstanding		9,284,000
Income per limited partner unit—diluted:
Unit Options, restricted and phantom units		50,000

Income available to common unitholders plus assumed conversions	$6,258	9,334,000	$0.67

For the Year Ended December 31, 2006
Income per limited partner unit—basic:
Income available to limited unitholders	$12,273		$1.37
Weighted average limited partner units outstanding		8,961,000
Income per limited partner unit—diluted:
Unit Options, restricted and phantom units		49,000

Income available to common unitholders plus assumed conversions	$12,273	9,010,000	$1.36

Note 15: Partners' Capital and Cash Distributions

        Our unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management's decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders' voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 15: Partners' Capital and Cash Distributions (Continued)

unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting a unitholders' ability to influence the manner or direction of our management.

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

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 15: Partners' Capital and Cash Distributions (Continued)

        Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2007 forward (in thousands, except per unit amounts):

				General Partner
	Per Unit Cash Distribution Amount	Common Units	Subordinated Units			Total Cash Distribution
Date Cash Distribution Paid				Regular	Incentive
02/14/07	$0.7125	$3,694	$2,907	$150	$749	$7,500
05/15/07	0.7125	3,724	2,907	151	752	7,534
08/14/07	0.7325	3,837	2,989	158	932	7,916
11/14/07	0.7550	3,959	3,080	167	1,134	8,340
02/14/08	0.7950	4,169	3,243	182	1,492	9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,446	2,639	208	2,107	10,400
11/14/08	0.8800	5,574	2,694	214	2,268	10,750
02/13/09(a)	0.4500	2,849	1,377	86	—	4,312

	$6.7275	$37,616	$25,212	$1,510	$11,223	$75,561

(a)
This cash distribution was announced on January 26, 2009 and was paid on February 13, 2009 to all unitholders of record as of February 5, 2009.

Note 16: Subsequent Events (unaudited)

        On January 15, 2009, the board of directors of the general partner of each of Hiland Partners and Hiland Holdings received a proposal from Harold Hamm to acquire all of the outstanding common units of each of Hiland Partners and Hiland Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. Consummation of each transaction is conditioned upon the consummation of the other. The proposals contemplate a merger of each of Hiland Partners and Hiland Holdings with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts. Under the terms proposed by Mr. Hamm, Hiland Partners unitholders would receive $9.50 in cash per common unit and Hiland Holdings unitholders would receive $3.20 in cash per common unit. Mr. Hamm is the Chairman of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings. Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, and approximately 61% of the outstanding common units of Hiland Holdings. Hiland Holdings owns 100% of our general partner and approximately 37% of our outstanding common units.

        It is anticipated that the conflicts committee of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings will consider the proposals. In reviewing the proposals, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. The boards of directors of the general partners of each of Hiland Partners and Hiland Holdings caution our unitholders and unitholders of Hiland Holdings respectively, and others considering trading in the securities of Hiland Partners and Hiland Holdings, that each conflicts committee of the board of

HILAND PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

(in thousands, except unit information or unless otherwise noted)

Note 16: Subsequent Events (unaudited) (Continued)

directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Hiland Holdings to the proposals. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

        On February 26, 2009, a unitholder of Hiland Partners and Hiland Holdings filed a complaint alleging claims on behalf of a purported class of common unitholders of Hiland Partners and Hiland Holdings against Hiland Partners, Hiland Holdings, the general partner of each of Hiland Partners and Hiland Holdings, and certain members of the board of directors of each of Hiland Partners and Hiland Holdings in the Court of Chancery of the State of Delaware. The complaint challenges a proposal made by Harold Hamm to acquire all of the outstanding common units of each of Hiland Partners and Hiland Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts. The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of Hiland Partners and Hiland Holdings cannot be expected to act independently, and that the management of Hiland Partners and Hiland Holdings has manipulated its public statements to depress the price of the common units of Hiland Partners and Hiland Holdings. The plaintiffs seek to enjoin Hiland Partners, Hiland Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm's going private proposal, along with compensatory damages. For more information on the going private proposal, please see Items 1. and 2. "Business and Properties—Recent Developments—Going Private Proposal." We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit.

        On January 13, 2009 and January 15, 2009, we entered into financial swap instruments related to forecasted natural gas sales in 2010 whereby we receive a fixed price and pay a floating price based on Colorado Interstate Gas ("CIG") basis differential to the contract NYMEX Henry Hub price for the relevant contract period as the underlying gas is sold. These series of derivative contracts related to forecasted natural gas sales in 2010 will be classified as cash flow hedges in accordance with SFAS 133 for the remainder of their respective contract periods.