Form 10-Q
period 2009-03-31
Hiland Partners, LP
filed 2009-05-11
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of the registrant’s outstanding equity units as of May 5, 2009 was 6,289,880 common units, 3,060,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

HILAND PARTNERS, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,732	$1,173
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304	17,093	23,863
Affiliates	2,581	2,346
	19,674	26,209
Fair value of derivative assets	8,852	6,851
Other current assets	1,373	1,584
Total current assets	33,631	35,817

Property and equipment, net	348,352	345,855
Intangibles, net	34,278	35,642
Fair value of derivative assets	5,869	7,141
Other assets, net	1,555	1,684

Total assets	$423,685	$426,139

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$16,109	$22,470
Accounts payable-affiliates	3,615	7,662
Fair value of derivative liabilities	1,210	1,439
Accrued liabilities and other	5,110	2,463
Total current liabilities	26,044	34,034

Commitments and contingencies (Note 9)
Long-term debt	268,294	256,466
Asset retirement obligation	2,512	2,483

Partners’ equity
Limited partners’ interest:
Common unitholders (6,289,880 and 6,286,755 units issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	118,227	122,666
Subordinated unitholders (3,060,000 units issued and outstanding)	745	3,055
General partner interest	2,056	2,202
Accumulated other comprehensive income	5,807	5,233
Total partners’ equity	126,835	133,156

Total liabilities and partners’ equity	$423,685	$426,139

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three Months Ended (Unaudited)

(in thousands, except per unit amounts)

	March 31,	March 31,
	2009	2008
Revenues:
Midstream operations
Third parties	$50,111	$89,253
Affiliates	1,032	1,021
Compression services, affiliate	1,205	1,205
Total revenues	52,348	91,479

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	17,771	42,451
Midstream purchases -affiliate (exclusive of items shown separately below)	13,445	26,167
Operations and maintenance	7,695	6,769
Depreciation, amortization and accretion	9,971	8,929
Property impairments	950	—
General and administrative	2,940	2,301
Total operating costs and expenses	52,772	86,617
Operating (loss) income	(424)	4,862

Other income (expense):
Interest and other income	13	100
Amortization of deferred loan costs	(149)	(134)
Interest expense	(2,353)	(3,501)
Other income (expense), net	(2,489)	(3,535)
Net (loss) income	(2,913)	1,327
Less general partner’s interest in net (loss) income	(58)	1,815
Limited partners’ interest in net loss	$(2,855)	$(488)

Net loss per limited partners’ unit - basic	$(0.31)	$(0.05)

Net loss per limited partners’ unit - diluted	$(0.31)	$(0.05)

Weighted average limited partners’ units outstanding - basic	9,349	9,405

Weighted average limited partners’ units outstanding - diluted	9,349	9,405

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Three Months Ended (Unaudited)

(in thousands)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,913)	$1,327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,932	8,897
Accretion of asset retirement obligation	39	32
Property impairments	950	—
Amortization of deferred loan cost	149	134
(Gain) loss on derivative transactions	(384)	401
Unit based compensation	320	371
Increase in other assets	(11)	(91)
(Increase) decrease in current assets:
Accounts receivable - trade	6,770	(5,569)
Accounts receivable - affiliates	(235)	61
Other current assets	211	(1,080)
Increase (decrease) in current liabilities:
Accounts payable	(2,704)	3,513
Accounts payable - affiliates	(4,047)	2,654
Accrued liabilities and other	2,641	473
Net cash provided by operating activities	10,718	11,123

Cash flows from investing activities:
Purchases of property and equipment	(15,683)	(10,403)
Proceeds from disposals of property and equipment	—	6
Net cash used in investing activities	(15,683)	(10,397)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,000	9,000
Increase in deferred offering cost	—	(7)
Debt issuance costs	(9)	(317)
Proceeds from unit options exercise	—	623
General partner contribution for issuance of restricted common units and from conversion of vested phantom units	1	—
Forfeiture of unvested restricted common units	9
Payments on capital lease obligations	(165)	(107)
Cash distributions to unitholders	(4,312)	(9,086)
Net cash provided by financing activities	7,524	106

Increase for the period	2,559	832
Beginning of period	1,173	10,497
End of period	$3,732	$11,329

Supplementary information
Cash paid for interest, net of amounts capitalized	$2,455	$3,220

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2009 (Unaudited)

(in thousands, except unit amounts)

	Common	Subordinated		Accumulated
	Limited	Limited	General	Other		Total
	Partner	Partner	Partner	Comprehensive		Comprehensive
	Interest	Interest	Interest	Income	Total	Income (Loss)

Balance, January 1, 2009	$122,666	$3,055	$2,202	$5,233	$133,156

Issuance of 3,125 common units from 3,125 vested phantom units	—	—	1	—	1

Forfeiture of 2,750 unvested restricted common units	12	—	(3)	—	9

Periodic cash distributions	(2,849)	(1,377)	(86)	—	(4,312)

Unit based compensation	320	—	—	—	320

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(1,708)	(1,708)	$(1,708)

Change in fair value of derivatives	—	—	—	2,282	2,282	2,282

Net income (loss)	(1,922)	(933)	(58)	—	(2,913)	(2,913)
Comprehensive income (loss)						$(2,339)
Balance, March 31, 2009	$118,227	$745	$2,056	$5,807	$126,835

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(in thousands, except unit information or unless otherwise noted)

Note 1:  Organization, Basis of Presentation and Principles of Consolidation

Hiland Partners, LP, a Delaware limited partnership (“we,” “us,” “our” or the “Partnership”), was formed in October 2004 to acquire and operate certain midstream natural gas plants, gathering systems and compression and water injection assets located in the states of Oklahoma, North Dakota, Wyoming, Texas and Mississippi that were previously owned by Continental Gas, Inc. (“Predecessor” or “CGI”) and Hiland Partners, LLC. We commenced operations on February 15, 2005, and concurrently with the completion of our initial public offering, CGI contributed a substantial portion of its net assets to us. The transfer of ownership of net assets from CGI to us represented a reorganization of entities under common control and was recorded at historical cost. CGI was formed in 1990 as a wholly owned subsidiary of Continental Resources, Inc. (“CLR”).

CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically has owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland, Bakken, Kinta Area and Woodford Shale gathering systems. Hiland Partners, LLC historically owned our Worland gathering system and our compression services assets, which we acquired on February 15, 2005, and our Bakken gathering system. Since our initial public offering, we have operated in midstream and compression services segments. On September 26, 2005, we acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, our general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.  We began construction of the Woodford Shale gathering system in the first quarter of 2007 and commenced initial start-up of its operations in April 2007. As of March 31, 2009, we have invested approximately $40.2 million in the Woodford Shale gathering system.  We began construction of the North Dakota Bakken gathering system in the fourth quarter of 2008 and commenced initial start-up of its operations in April 2009. As of March 31, 2009, we have invested approximately $18.9 million in the North Dakota Bakken gathering system.

The unaudited financial statements for the three months ended March 31, 2009 and 2008 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables.  We place our cash and cash equivalents with high-quality institutions and in money market funds. We derive our revenue from customers primarily in the oil and gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.  Our counterparties to our commodity based derivative instruments as of March 31, 2009 were BP Energy Company and Bank of Oklahoma, N.A.  Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

Fair Value of Financial Instruments

Our financial instruments, which require fair value disclosure, consist primarily of cash and cash equivalents, accounts receivable, financial derivatives, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values, due to the short maturity of these instruments. Derivative instruments are reported in the accompanying consolidated financial statements at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  Fair value of our derivative instruments is determined based on management estimates through utilization of market data including forecasted forward natural gas and NGL prices as a function of forward New York Mercantile Exchange (“NYMEX”) natural gas and light crude prices and forecasted forward interest rates as a function of forward London Interbank Offered Rate (“LIBOR”) interest rates. The fair value of long-term debt approximates its carrying value due to the variable interest rate feature of such debt.

Interest Rate Risk Management

We are exposed to interest rate risk on our variable rate bank credit facility. We manage a portion of our interest rate exposure by utilizing an interest rate swap to convert a portion of variable rate debt into fixed rate debt. The swap fixes the one month LIBOR rate at the indicated rates for a specified amount of related debt outstanding over the term of the swap agreement. We have elected to designate the interest rate swap as a cash flow hedge for SFAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the interest rate swap are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Commodity Risk Management

We engage in price risk management activities in order to minimize the risk from market fluctuation in the prices of natural gas and NGLs. To qualify as an accounting hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives that qualify as accounting hedges are recognized in income when the underlying hedged physical transaction closes and are included in the consolidated statement of operations as revenues from midstream operations. Gains and losses related to commodity derivatives that are not designated as accounting hedges or do not qualify as accounting hedges are recognized in income immediately and are included in revenues from midstream operations in the consolidated statement of operations.

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

Currently, our derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. The cash flow hedge instruments hedge the exposure of variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on these derivative instruments is recorded in accumulated other comprehensive income in partners’ equity and reclassified into earnings in the same period in which the hedged transaction closes. The assets or liabilities related to the derivative instruments are recorded on the balance sheet as fair value of derivative assets or liabilities. Any ineffective portion of the gain or loss is recognized in earnings immediately.

Long Lived Assets

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted future cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves providing asset cash flow and future NGL product and natural gas prices. The amount of reserves and drilling activities are dependent in part on crude oil and natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including, but not limited to:

•  changes in general economic conditions in regions in which the Partnership’s assets are located;

•  the availability and prices of NGLs and NGL products and competing commodities;

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

In March 2009, as a result of volumes declines at natural gas gathering systems located in Texas and Mississippi, combined with significantly reduced natural gas prices, we recognized impairment charges of $950.  No impairment charges were recognized during the comparable period in 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as accounting hedges, the effective portion of changes in fair value is recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes.  Our comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is presented in the table below:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(2,913)	$1,327
Closed derivative transactions reclassified to income	(1,708)	2,055
Change in fair value of derivatives	2,282	(2,516)
Comprehensive income (loss)	$(2,339)	$866

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

Recent Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future business combinations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amended the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increased the level of aggregation/disaggregation required in an entity’s financial statements. SFAS 161 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), which the FASB ratified at its March 26, 2008 meeting.  EITF 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners.  EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented.  EITF 07-4 was adopted effective January 1, 2009 and did not have a significant impact on our financial statements and disclosures therein.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was adopted effective January 1, 2009 and will apply to future business combinations.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income are now determined without deducting minority interest; however, earnings-per-share information continues to be calculated on the basis of the net income attributable to the parent’s shareholders.  Additionally, SFAS 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 was adopted effective January 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value.  As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. SFAS 157 was adopted effective January 1, 2009 and did not have a material impact on our financial statements.  See Note 6 “Fair Value Measurements.”

Note 2:   Recent Events

On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Holdings GP, LP (“Holdings”) received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal.  Holdings unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal.  Other than the reduced merger consideration, Mr. Hamm has not modified the original proposals. Consummation of each transaction is conditioned upon the consummation of the other and subject to the approval of a majority of the public unitholders of each of the Partnership and Holdings.  The proposals contemplate a merger of each of the Partnership and Holdings with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts.  Mr. Hamm is the Chairman of the board of directors of the general partner of each of the Partnership and Holdings.  Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Holdings, and approximately 61% of the outstanding common units of Holdings.  Holdings owns 100% of our general partner, 100% of our outstanding subordinated units and approximately 37% of our outstanding common units.

The conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings is considering the proposals and any potential alternative available to each of the Partnership and Holdings.  In reviewing the proposals and potential available alternatives, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work. Each conflicts committee of the boards of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Holdings to the proposals.  There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

On May 1, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and the members of the board of directors of each of the Partnership and Holdings. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Holdings have manipulated their public statements to depress the price of the common units of the Partnership and Holdings. The plaintiffs seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

On February 26, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of a purported class of common unitholders of the Partnership and Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and certain members of the board of directors of each of the Partnership and Holdings.  The complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that the management of the Partnership and Holdings has manipulated its public statements to depress the price of the common units of the Partnership and Holdings.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Note 3:  Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2009	2008
Land	$295	$295
Construction in progress	21,563	15,583
Midstream pipeline, plants and compressors	411,717	405,842
Compression and water injection equipment	19,418	19,391
Other	4,754	4,621
	457,747	445,732
Less: accumulated depreciation and amortization	109,395	99,877
	$348,352	$345,855

During the three months ended March 31, 2009 and 2008, we capitalized interest of $62 and $131, respectively.   We recognized $950 of property impairment charges related to natural gas gathering systems in Texas and Mississippi during the three months ended March 31, 2009.We incurred no impairment charges during the three months ended March 31, 2008.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of March 31, 2009 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2009	$2,483
Less: obligation extinguished	(10)
Add: accretion expense	39
Asset retirement obligation, March 31, 2009	$2,512

Note 4:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to purchase, gather and sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three months ended March 31, 2009 or 2008.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	March 31,	December 31,
	2009	2008
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	20,314	18,950
Intangible assets, net	$34,278	$35,642

During each of the three months ended March 31, 2009 and 2008, we recorded $1,364 of amortization expense.  Estimated aggregate amortization expense for the remainder of 2009 is $4,094 and $5,459 for each of the four succeeding fiscal years from 2010 through 2013 and a total of $8,348 for all years thereafter.

Note 5:  Derivatives

Interest Rate Swap

We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk. We entered into a one year interest rate swap agreement with our counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million.  The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.  During the three months ended March 31, 2009, one month LIBOR interest rates were lower than the contracted fixed interest rate of 2.245%.  Consequently, we incurred additional interest expense of $443 upon monthly settlements of the interest rate swap agreement.

The following table provides information about our interest rate swap at March 31, 2009 for the periods indicated:

	Notional	Interest	Fair Value
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Commodity Swaps

We have entered into certain derivative contracts that are classified as cash flow hedges in accordance with SFAS 133 which relate to forecasted natural gas sales in 2009 and 2010.  At December 31, 2008, the mark-to-market cash flow derivative contract related to forecasted natural gas sales in 2010 did not qualify for cash flow hedge accounting.  In January 2009, we entered into derivative contracts related to the same forecasted natural gas sales in 2010 whereby we receive a floating NYMEX index price less fixed differentials and pay a floating price based on a Colorado Interstate Gas (“CIG”) index price for the same relevant volumes and contract period as the underlying natural gas is sold.  The coupled derivative contracts for natural gas sales in 2010 qualify for cash flow hedge accounting in accordance with SFAS 133 for the remainder of their respective contract periods.  We entered into these financial swap instruments to hedge forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements with our counterparties, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures, the “sold fixed for floating price” or “buy fixed for floating price” contracts, to the forecasted transactions.  We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Highly effective is deemed to be a correlation range from 80% to 125% of the change in cash flows of the derivative in offsetting the cash flows of the hedged transaction.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in natural gas reference prices under a hedging instrument and actual natural gas prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.  We assess effectiveness using regression analysis and measure ineffectiveness using the dollar offset method.

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value.  For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged physical transaction closes.  The ineffective portions of qualifying derivatives are recognized in earnings as they occur.  Actual amounts that will be reclassified will vary as a result of future changes in prices.  Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract.  Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

On May 27, 2008, we entered into a financial swap instrument related to forecasted natural gas sales in 2010 whereby we receive a fixed price and pay a floating price based on NYMEX Henry Hub index pricing for the relevant contract period as the underlying natural gas is sold.  At December 31, 2008, this financial swap instrument did not qualify for hedge accounting as there was inadequate correlation between NYMEX Henry Hub index prices and actual prices received for the natural gas sold.  On January 13, 2009 and January 15, 2009, we entered into two derivative contracts related to forecasted natural gas sales in 2010 whereby we receive a floating NYMEX Henry Hub index price less differentials of $2.25 and $2.13, respectively, and pay a CIG index price for the same relevant volumes and contract period as the underlying natural gas related to the May 27, 2008 derivative contract is sold.  The coupling of these derivative contracts related to forecasted natural gas sales in 2010 are classified as cash flow hedges in accordance with SFAS 133 for the remainder of their respective contract periods.

Presented in the table below is information related to our derivatives for the indicated periods:

	Three Months Ended
	March 31,
	2009	2008
Net gains (losses) on closed/settled transactions reclassified from (to) accumulated other comprehensive income	$1,708	$(2,055)
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$2,282	$2,516
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$384	$(401)

At March 31, 2009, our accumulated other comprehensive income was $5,807. Of this amount, we anticipate $5,629 will be reclassified to earnings during the next twelve months and $178 will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	March 31,	December 31,
	2009	2008
Fair value of derivative assets - current	$8,852	$6,851
Fair value of derivative assets - long term	5,869	7,141
Fair value of derivative liabilities - current	(1,210)	(1,439)
Fair value of derivative liabilities - long term	—	—
Net fair value of derivatives	$13,511	$12,553

The terms of our derivative contracts currently extend as far as December 2010. Our counterparties to our commodity-based derivative contracts are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

The following table provides information about our commodity derivative instruments at March 31, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

Note 6:   Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) beginning in the first quarter of 2008.  We adopted FSP 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually) effective January 1, 2009, which applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value.

SFAS 133 requires derivatives and other financial instruments be measured at fair value at initial recognition and for all subsequent periods.  We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas derivative contracts are based on published forward price curves for natural gas and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. We valued our interest rate-based derivative on a comparative mark-to-market value received from our counterparty.  The following table represents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Commodity -based derivative assets	$—	$14,721	$—	$14,721
Interest -based derivative liabilities	—	—	(1,210)	(1,210)
Total	$—	$14,721	$(1,210)	$13,511

The following table provides a summary of changes in the fair value of our Level 3 interest rate-based derivative for the three months ended March 31, 2009:

Balance, January 1, 2009	$(1,439)
Cash settlements from other comprehensive income	443
Change in fair value of derivative	(214)
Balance, March 31, 2009	$(1,210)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review properties for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We compare each property’s estimated expected future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two.  In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas reserves, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

As a result of volumes declines combined with significantly reduced natural gas prices, we determined that carrying amounts totaling approximately $950 related to natural gas gathering systems located in Texas and Mississippi were not recoverable from future cash flows and, therefore, were impaired at March 31, 2009.  We reduced the carrying amounts of these nonrecurring level 3 hierarchy assets to their estimated fair values of approximately $249 by using the discounted cash flow method described above, as comparable market data was not available.

Note 7:  Long-Term Debt

Long-term debt consisted of the following for the indicated periods:

	As of	As of
	March 31,	December 31,
	2009	2008
Credit facility	$264,064	$252,064
Capital lease obligations	4,886	5,051
	268,950	257,115
Less: current portion of capital lease obligations	656	649
Long-term debt	$268,294	$256,466

Credit Facility. Our borrowing capacity under our senior secured revolving credit facility, as amended, is $300 million, consisting of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

In addition, the senior secured revolving credit facility provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50.0 million and allows for the issuance of letters of credit of up to $15.0 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum.   Unless this ratio is amended, the Partnership’s debt is restructured or the Partnership receives an infusion of equity capital, management expects that the Partnership will be in violation of the maximum funded debt to EBITDA covenant ratio contained in the Partnership’s senior secured revolving credit facility as early as the second quarter of 2009.  Management has initiated discussions with certain lenders under the credit facility as to potential ways to address the expected covenant violation. While no potential solution has been agreed to, the Partnership would expect that any solution would likely require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and, the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to the Partnership.

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2009, the interest rate on outstanding borrowings from our credit facility was 3.15%.

We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk.  See Note 5 “Derivatives” for a discussion of our interest rate swap.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement, which contains non-compete and indemnity provisions, or enter into a merger, consolidation or sale of assets.

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

As of March 31, 2009, we had $264.1 million outstanding under the credit facility and were in compliance with its financial covenants.

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

During the three months ended March 31, 2009 and 2008, we made principal payments of $165 and $107, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

Phantom Units.  On February 4, 2009, 2,500 phantom units granted on February 4, 2008 to Matthew S. Harrison, our Chief Financial Officer, vested and Mr. Harrison settled 2,500 of the phantom units for 2,500 common units.  On February 25, 2009, 625 phantom units granted on February 25, 2008 to an employee vested and the employee settled 625 of the phantom units for 625 common units.

The following table summarizes information about our phantom units for the three months ended March 31, 2009:

		Weighted
		Average
		Fair Value
		At Grant
Phantom Units	Units	Date ($ )
Unvested at January 1, 2009	50,794	$47.74
Granted	—
Vested and converted	(3,125)	$49.37
Forfeited	(500)	$48.80
Unvested at March 31, 2009	47,169	$47.62

During the three months ended March 31, 2009 and 2008, we incurred non-cash unit based compensation expense of $244 and $279, respectively, related to phantom units. We will recognize additional expense of $1,211 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.7 years.

Restricted Units.   We issued no restricted units during the three months ended March 31, 2009.  On March 13, 2009, Dr. David L. Boren, a member of our general partner’s board of directors, resigned and thus forfeited 2,750 restricted units. The following table summarizes information about our restricted units for the three months ended March 31, 2009.

		Weighted
		Average
		Fair Value
		At Grant
Restricted Units	Units	Date ($ )
Unvested at January 1, 2009	18,500	$48.73
Granted	—
Vested	—
Forfeited	(2,750)	$46.85
Unvested at March 31, 2009	15,750	$49.06

Non-cash unit based compensation expense related to the restricted units was $75 and $84 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $296 of total unrecognized cost related to the unvested restricted units. This cost is to be recognized over a weighted average period of 2.2 years.

Unit Options.

The following table summarizes information about our common unit options for the three months ended March 31, 2009:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Units	Price ($ )	Term (Years)	Value ($ )
Outstanding at January 1, 2009	33,336	$37.79
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at March 31, 2009	33,336	$37.79	6.7	—

Note 9:  Commitments and Contingencies

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended March 31, 2009 and 2008 of $89 and $75, respectively.

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

We lease certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We also lease office space from a related entity. See Note 11 “Related Party Transactions.” Under these lease agreements, rent expense was $843 and $616, respectively, for the three months ended March 31, 2009 and 2008.

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

One complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Holdings have manipulated their public statements to depress the price of the common units of the Partnership and Holdings. The plaintiffs seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

The second complaint alleges, among other things, that the consideration offered is unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that the management of the Partnership and Holdings has manipulated its public statements to depress the price of the common units of the Partnership and Holdings.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  Although we strongly believe these lawsuits have no merit, we cannot predict the outcome of the lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.  See Note 2 “Recent Events”.

Note 10:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Customer 1	19%	8%
Customer 2	17%	19%
Customer 3	12%	7%
Customer 4	8%	10%
Customer 5	6%	15%
Customer 6	5%	21%

Customer 2 above is SemStream, L.P., a subsidiary of SemGroup, L.P., who filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 2008.  On March 20, 2009, we received a good faith deposit from SemStream, L.P. for $3,000 in lieu of renewing a letter of credit to our benefit.  The $3,000 deposit received is included in accrued liabilities and other in the balance sheet.

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Supplier 1 (affiliated company)	43%	38%
Supplier 2	17%	15%
Supplier 3	16%	19%

Note 11:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $13,445 and $26,167 for the three months ended March 31, 2009 and 2008, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $1,032 and $1,021 for the three months ended March 31, 2009 and 2008, respectively. Compression revenues from affiliates were $1,205 for each of the three months ended March 31, 2009 and 2008, respectively.

Accounts receivable-affiliates of $2,581 at March 31, 2009 include $2,281 from one affiliate for midstream sales. Accounts receivable-affiliates of $2,346 at December 31, 2008 include $2,083 from one affiliate for midstream sales.

Accounts payable-affiliates of $3,615 at March 31, 2009 include $2,773 due to one affiliate for midstream purchases. Accounts payable-affiliates of $7,662 at December 31, 2008 include $6,682 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total expenditures to these companies were $174 and $152 during the three months ended March 31, 2009 and 2008, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $39 and $38 for the three months ended March 31, 2009 and 2008, respectively.

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

Midstream assets totaled $399,373 at March 31, 2009. Assets attributable to compression operations totaled $25,263. All but $27 of the total capital expenditures of $12,015 for the three months ended March 31, 2009 was attributable to midstream operations. All but $14 of the total capital expenditures of $8,130 for the three months ended March 31, 2008 was attributable to midstream operations.

The tables below present information for the reportable segments for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$51,143	$1,205	$52,348	$90,274	$1,205	$91,479
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	31,216	—	31,216	68,618	—	68,618
Operations and maintenance	7,478	217	7,695	6,541	228	6,769
Depreciation and amortization	9,074	897	9,971	8,034	895	8,929
Property impairments	950	—	950
General and administrative	2,872	68	2,940	2,271	30	2,301
Total operating costs and expenses	51,590	1,182	52,772	85,464	1,153	86,617
Operating income	$(447)	$23	(424)	$4,810	$52	4,862
Other income (expense):
Interest and other income			13			100
Amortization of deferred loan costs			(149)			(134)
Interest expense			(2,353)			(3,501)
Total other income (expense)			(2,489)			(3,535)
Net (loss) income			$(2,913)			$1,327

Note 13:  Net Income (Loss) per Limited Partners’ Unit

The computation of net income (loss) per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income (loss) per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income (loss) per unit applicable to limited partners is computed by dividing net income (loss) applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of (loss) per limited partner unit—basic and (loss) per limited partner unit—diluted assuming dilution for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009			2008
	(Loss)			(Loss)
	Attributable			Attributable
	to Limited	Limited		to Limited	Limited
	Partners	Partner Units	Per Unit	Partners	Partner Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(Loss) per limited partner unit - basic and diluted:
(Loss) attributable to limited partners	$(2,855)		$(0.31)	$(488)		$(0.05)
Weighted average limited partner units outstanding		9,349,000			9,405,000
(Loss) attributable to limited partners plus assumed conversions	$(2,855)	9,349,000	$(0.31)	$(488)	9,405,000	$(0.05)

For the three months ended March 31, 2009 and 2008, approximately 96,000 and 103,000 unit options and restricted and phantom units, respectively, were excluded from the computation of diluted earnings attributable to limited partner units because the inclusion of such units would have been anti-dilutive.

Note 14:   Partners’ Capital and Cash Distributions

Our unitholders (limited partners) have only limited voting rights on matters affecting our operations and activities and, therefore, limited ability to influence our management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and effectively have no right to select our general partner or elect its board of directors in the future. Unitholders’ voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of our management.

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

 The distributions on the subordinated units may be reduced or eliminated if necessary to ensure the common units receive their minimum quarterly distribution.  Subordinated units do not accrue arrearages. The subordination period will extend until the first day of any quarter beginning after March 31, 2010 that each of the following tests are met:  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in the partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units.  In addition, if the tests for ending the subordination period are satisfied for any three consecutive four quarter periods ending on or after March 31, 2008, 25% of the subordinated units will convert into an equal number of common units.  On May 14, 2008 these tests were met and accordingly, 1,020,000, or 25%, of the subordinated units converted into an equal number of common units.

On April 27, 2009, we announced the suspension of quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on our current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under our senior secured revolving credit facility.  Under the terms of the partnership agreement, the common units will carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to common units for the first quarter of 2009 that must be paid before the Partnership can make distributions to the subordinated units.  Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2008 forward (in thousands, except per unit amounts):

Date Cash	Per Unit Cash
Distribution	Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/08	$0.7950	$4,169	$3,243	$182	$1,492	$9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,446	2,639	208	2,107	10,400
11/14/08	0.8800	5,574	2,694	214	2,268	10,750
02/13/09	0.4500	2,849	1,377	86	—	4,312
	$3.8150	$22,402	$13,329	$884	$7,656	$44,271

Note 15:   Subsequent Event

On May 1, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and the members of the board of directors of each of the Partnership and Holdings. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Holdings have manipulated their public statements to depress the price of the common units of the Partnership and Holdings. The plaintiffs seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  See Note 2 “Recent Events” for additional information on litigation related to the going private proposals.

On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership’s unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal. Holdings’ unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal. See Note 2 “Recent Events.”

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

Our actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control.  Such factors include:

•     the ability to comply with certain covenants in our credit facility and the ability to reach agreement with our lenders in the event of a breach of such covenants;

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

U.S. Natural Gas Supply and Outlook.   Natural gas prices have continued to decline significantly since the peak New York Mercantile Exchange (“NYMEX”) Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.32 in May 2009.  U.S. natural gas drilling rig counts have declined by approximately 50% to 741 as of May 1, 2009, compared to 1,473 natural gas drilling rigs in the comparable period of 2008, and approximately 54% compared to the peak natural gas drilling rig count of 1,606 in August and September 2008.  We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production.  We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

U.S. Crude Oil Supply and Outlook.   The domestic and global recession and resulting drop in demand for crude oil products continues to significantly impact the price for crude oil. West Texas Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 74.8% decline.  U.S. crude oil drilling rig counts have declined by approximately 45% to 196 as of May 1, 2009, compared to 360 crude oil drilling rigs in the comparable period of 2008, and approximately 56% compared to the peak crude oil drilling rig count of 442 in November 2008.  The forward curve for WTI crude oil pricing reflects continued reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

U.S. NGL Supply and Outlook.    The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs.  NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a March 2009 NGL basket pricing of $0.70/gallon, a 68.3% decline.  NGL basket pricing correlates to WTI crude oil pricing.  WTI crude oil pricing has declined from a peak of $134.62/Bbl in July 2008 to $33.87/Bbl in January 2009, a 74.8% decline.  The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products.  We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

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

Disruption to functioning of capital markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to raise debt and equity at prices that are similar to offerings in recent years to be limited over the next three to six months and possibly longer should capital markets remain constrained.

Overview

We are engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas, fractionating and marketing of NGLs, and providing air compression and water injection services for oil and gas secondary recovery operations. Our operations are primarily located in the Mid-Continent and Rocky Mountain regions of the United States.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 94.3% and 94.7% of our total segment margin for the three months ended March 31, 2009 and 2008, respectively.

•    Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.7% and 5.3% of our total segment margin for the three months ended March 31, 2009 and 2008, respectively.

Our midstream assets currently consist of 15 natural gas gathering systems with approximately 2,138 miles of gas gathering pipelines, six natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Class Action Lawsuit.  On May 1, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and the members of the board of directors of each of the Partnership and Holdings. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Holdings have manipulated their public statements to depress the price of the common units of the Partnership and Holdings. The plaintiffs seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages

Distribution Announcement.   On April 27, 2009, we announced the suspension of quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on our current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under our senior secured revolving credit facility.  Under the terms of the partnership agreement, the common units will carry an arrearage of $0.45 per unit, representing the minimum quarterly distribution to common units for the first quarter of 2009 that must be paid before the Partnership can make distributions to the subordinated units.

Going Private Proposals.  On April 20, 2009, the conflicts committee of the board of directors of the general partner of each of the Partnership and Hiland Holdings GP, LP (“Holdings”) received a letter from Harold Hamm amending his January 15, 2009 proposal to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.  Under the revised terms proposed by Mr. Hamm, the Partnership unitholders would receive $7.75 in cash per common unit, reduced from $9.50 in cash per common unit under the January 15, 2009 proposal.  Holdings unitholders would receive $2.40 in cash per common unit, reduced from $3.20 in cash per common unit under the January 15, 2009 proposal.  Other than the reduced merger consideration, Mr. Hamm has not modified the original proposals. Consummation of each transaction is conditioned upon the consummation of the other and subject to the approval of a majority of the public unitholders of each of the Partnership and Holdings.  The proposals contemplate a merger of each of the Partnership and Holdings with a separate new acquisition vehicle to be formed by Mr. Hamm and the Hamm family trusts.  Mr. Hamm is the Chairman of the board of directors of the general partner of each of the Partnership and Holdings.  Mr. Hamm, either individually or together with his affiliates or the Hamm family trusts, beneficially owns 100% of Hiland Partners GP Holdings, LLC, the general partner of Holdings, and approximately 61% of the outstanding common units of Holdings.  Holdings owns 100% of our general partner and approximately 37% of our outstanding common units.

The conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings is considering the proposals and any potential alternative available to each of the Partnership and Holdings.  In reviewing the proposals and potential available alternatives, each conflicts committee has retained its own financial advisers and legal counsel to assist in its work.  The boards of directors of the general partners of each of the Partnership and Holdings caution our unitholders and the unitholders of Holdings, respectively, and others considering trading in the securities of the Partnership and Holdings, that each conflicts committee of the boards of directors is reviewing its respective proposal and no decisions have been made by either conflicts committee of either board of directors with respect to the response of either us or Holdings to the proposals.  There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Resignation of Dr. David L. Boren.  On March 13, 2009, the board of directors of our general partner accepted the resignation of Dr. David L. Boren as a director of our general partner. Dr. Boren’s resignation was not the result of any disagreement with either the Partnership or our general partner.

Historical Results of Operations

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward primarily due to decreased natural gas and natural gas liquid prices and significantly increased volumes and operating expenses at our Woodford Shale and Badlands gathering systems.

Our Results of Operations

The following table presents a reconciliation of the non-GAAP financial measure of total segment margin (which consists of the sum of midstream segment margin and compression segment margin) to operating income on a historical basis for each of the periods indicated.  We view total segment margin, a non-GAAP financial measure, as an important performance measure of the core profitability of our operations because it is directly related to our volumes and commodity price changes.  We review total segment margin monthly for consistency and trend analysis.  We define midstream segment margin as midstream revenue less midstream purchases.  Midstream revenue includes revenue from the sale of natural gas, NGLs and NGL products resulting from our gathering, treating, processing and fractionation activities and fixed fees associated with the gathering of natural gas and the transportation and disposal of saltwater.  Midstream purchases include the cost of natural gas, condensate and NGLs purchased by us from third parties, the cost of natural gas, condensate and NGLs purchased by us from affiliates, and the cost of crude oil purchased by us from third parties.  We define compression segment margin as the revenue derived from our compression segment.  Our total segment margin may not be comparable to similarly titled measures of other companies as other companies may not calculate total segment margin in the same manner.

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$51,143	$90,274
Midstream purchases	31,216	68,618
Midstream segment margin	19,927	21,656
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$21,132	$22,861

Summary of Operations Data:
Midstream revenues	$51,143	$90,274
Compression revenues	1,205	1,205
Total revenues	52,348	91,479

Midstream purchases (exclusive of items shown separately below)	31,216	68,618
Operations and maintenance	7,695	6,769
Depreciation, amortization and accretion	9,971	8,929
Property impairments	950	—
General and administrative	2,940	2,301
Total operating costs and expenses	52,772	86,617
Operating income	(424)	4,862
Other income (expense)	(2,489)	(3,535)
Net (loss) income	(2,913)	1,327

Add:
Depreciation, amortization and accretion	9,971	8,929
Amortization of deferred loan costs	149	134
Interest expense	2,353	3,501
EBITDA (3)	$9,560	$13,891

Operating Data:
Inlet natural gas (Mcf/d)	276,398	227,431
Natural gas sales (MMBtu/d)	91,912	85,773
NGL sales (Bbls/d)	7,048	5,272

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$(424)	$4,862
Add:
Operations and maintenance expenses	7,695	6,769
Depreciation, amortization and accretion	9,971	8,929
Property impairments	950	—
General and administrative expenses	2,940	2,301
Total segment margin	$21,132	$22,861

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

EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our lenders and is used as a gauge for compliance with our financial covenants under our credit facility. EBITDA should not be considered an alternative to net income (loss), operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.  Our EBITDA may not be comparable to EBITDA of similarly titled measures of other entities, as other entities may not calculate EBITDA in the same manner as we do.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues.  Total revenues (midstream and compression) were $52.3 million for the three months ended March 31, 2009 compared to $91.5 million for the three months ended March 31, 2008, a decrease of $39.1 million, or 42.8%.  This $39.1 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by increased natural gas sales volumes of 9,277 MMBtu/d (MMBtu per day) and increased NGL sales volumes of 1,129 Bbls/d (Bbls per day) related to the Woodford Shale gathering system, increased natural gas sales volumes of 1,307 MMBtu/d and increased NGL sales volumes of 711 Bbls/d attributable to the Badlands gathering system and increased natural gas sales volumes of 1,673 MMBtu/d and increased NGL sales volumes of 136 Bbls/d attributable to the Matli gathering systems for the three months ended March 31, 2009 as compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $51.1 million for the three months ended March 31, 2009 compared to $90.3 million for the three months ended March 31, 2008, a decrease of $39.1 million, or (43.4%).  Of this $39.1 million decrease in midstream revenues, approximately $52.7 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $13.6 million attributable to revenues from increased natural gas and NGL sales volumes at our Woodford Shale, Badlands and Matli gathering systems for the three months ended March 31, 2009 as compared to the same period in 2008.

Inlet natural gas was 276,398 Mcf/d (Mcf per day) for the three months ended March 31, 2009 compared to 227,431 Mcf/d for the three months ended March 31, 2008, an increase of 48,967 Mcf/d, or 21.5%.  This increase is primarily attributable to volume growth at our Woodford Shale, Badlands, Kinta Area and Matli gathering systems, offset by volume declines at our Eagle Chief and Worland gathering systems.

Natural gas sales volumes were 91,912 MMBtu/d for the three months ended March 31, 2009 compared to 85,773 MMBtu/d for the three months ended March 31, 2008, an increase of 6,139 MMBtu/d, or 7.2%.  This 6,139 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes at our Woodford Shale, Matli and Badlands gathering systems, offset by reduced natural gas sales volumes at our Eagle Chief, Kinta Area and Worland gathering systems.

NGL sales volumes were 7,048 Bbls/d for the three months ended March 31, 2009 compared to 5,272 Bbls/d for the three months ended March 31, 2008, a net increase of 1,776 Bbls/d, or 33.7%.  This 1,776 Bbls/d net increase in NGL sales volumes is primarily attributable to volume growth at our Woodford Shale, Badlands and Matli gathering systems, offset by reduced NGL sales volumes at our Eagle Chief, Bakken and Worland gathering systems.

Average realized natural gas sales prices were $3.68 per MMBtu for the three months ended March 31, 2009 compared to $7.33 per MMBtu for the three months ended March 31, 2008, a decrease of $3.65 per MMBtu, or (49.8%).  Average realized NGL sales prices were $0.57 per gallon for the three months ended March 31, 2009 compared to $1.40 per gallon for the three months ended March 31, 2008, a decrease of $0.83 per gallon or (59.3%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the three months ended March 31, 2009 totaled $2.2 million compared to $0.2 million for the three months ended March 31, 2008.  The $2.2 million gain for the three months ended March 31, 2009 increased averaged realized natural gas prices to $3.68 per MMBtu from $3.42 per MMBtu, an increase of $0.26 per MMBtu.  The $0.2 million net gain for the three months ended March 31, 2008 increased averaged realized natural gas prices to $7.33 per MMBtu from $7.31 per MMBtu, an increase of $0.02 per MMBtu. We had no cash flow swap contracts for NGL derivatives during the three months ended March 31, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended March 31, 2008 totaled $2.2 million.  The $2.2 million loss for the three months ended March 31, 2008 reduced averaged realized NGL prices to $1.40 per gallon from $1.51 per gallon, a decrease of $0.11 per gallon.

Compression revenues were $1.2 million for the each of the three months ended March 31, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $31.2 million for the three months ended March 31, 2009 compared to $68.6 million for the three months ended March 31, 2008, a decrease of $37.4 million, or (54.5%).  This $37.4 million decrease is primarily due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of our gathering systems, partially offset by increased natural gas and NGL volumes purchased at our Woodford Shale, Badlands and Matli gathering systems.

Midstream Segment Margin.  Midstream segment margin was $19.9 million for the three months ended March 31, 2009 compared to $21.7 million for the three months ended March 31, 2008, a decrease of $1.7 million, or (8.0%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices, partially offset by volume growth at the Woodford Shale and Badlands gathering systems and approximately $2.3 million of foregone margin as a result of the nitrogen rejection plant at the Badlands gathering system being taken out of service due to equipment failure during the three months ended March 31, 2008.  As a percent of midstream revenues, midstream segment margin was 39.0% for the three months ended March 31, 2009 compared to 24.0% for the three months ended March 31, 2008, an increase of 15.0%.  This 15.0% increase is primarily attributable to gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the three months ended March 31, 2009 totaling $2.4 million compared to net losses of $2.5 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the three months ended March 31, 2008.

Operations and Maintenance.  Operations and maintenance expense totaled $7.7 million for the three months ended March 31, 2009 compared with $6.8 million for the three months ended March 31, 2008, an increase of $0.9 million, or 13.7%.  Of this increase, $0.7 million was attributable to increased operations and maintenance at the Badlands gathering system and $0.1 million was attributable to increased operations and maintenance at the Woodford Shale gathering system.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $10.0 million for the three months ended March 31, 2009 compared with $8.9 million for the three months ended March 31, 2008, an increase of $1.0 million, or 11.7%.  This $1.0 million increase was primarily attributable to increased depreciation of $0.4 million on the Woodford Shale gathering system, $0.3 million on the Kinta Area gathering system and $0.2 million on the Badlands gathering system.

 Property Impairments.  Property impairment expense related to natural gas gathering systems in Texas and Mississippi totaled $1.0 million for the three months ended March 31, 2009. We had no property impairments during the three months ended March 31, 2008.

General and Administrative.  General and administrative expense totaled $2.9 million for the three months ended March 31, 2009 compared with $2.3 million for the three months ended March 31, 2008, an increase of $0.6 million, or 27.8%.  Salaries expense increased by $0.3 million as a result of increased staffing during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Expenses related to the going private proposals were $0.2 million for the three months ended March 31, 2009.

Other Income (Expense). Other income (expense) totaled $(2.5) million for the three months ended March 31, 2009 compared with $(3.5) million for the three months ended March 31, 2008, a decrease in expense of $1.0 million.  The decrease is primarily attributable lower interest rates incurred during the three months ended March 31, 2009 compared to interest rates incurred during the three months ended March 31, 2008, offset by increased interest expense on additional borrowings for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Natural Gas, Crude Oil and NGL Supplies and Outlook

The domestic and global recession and resulting drop in demand for natural gas, crude oil and NGL products continues to significantly impact the price for natural gas, crude oil and NGLs. Natural gas prices have continued to decline significantly since the peak NYMEX Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.32 in May 2009, a 74.7% decline.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to $33.87/Bbl in January 2009, a 74.8% decline.  NGL basket pricing correlates to WTI crude oil pricing. NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a March 2009 NGL basket pricing of $0.70/gallon, a 68.3% decline.  Forward curves for natural gas, crude oil and NGL basket pricing reflect continued reductions in demand for natural gas, crude oil and NGL products.  We believe that current natural gas, crude oil and NGL prices will continue to result in reduced drilling activity as producers seek to decrease their level of natural gas and crude oil production. We also believe the decreased drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas, crude oil and NGLs.

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

Disruption to Functioning of Capital Markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although we intend to move forward with our planned internal growth projects, we may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our expansion activities may be muted by substantial cost of capital increases during this period.

Overview

Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum.  Unless this ratio is amended, the Partnership’s debt is restructured or the Partnership receives an infusion of equity capital, management expects that the Partnership will be in violation of the maximum funded debt to EBITDA covenant ratio contained in the Partnership’s senior secured revolving credit facility as early as the second quarter of 2009.  Management has initiated discussions with certain lenders under the credit facility as to potential ways to address the expected covenant violation. While no potential solution has been agreed to, the Partnership would expect that any solution would likely require assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and, the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to the Partnership.

Cash Flows from Operating Activities

Our cash flows from operating activities decreased by $0.4 million to $10.7 million for the three months ended March 31, 2009 from $11.1 million for the three months ended March 31, 2008.  During the three months ended March 31, 2009 we received cash flows from customers of approximately $58.7 million attributable to significantly lower average realized natural gas and NGL sales prices, partially offset by increased natural gas and NGLs volumes, made cash payments to our suppliers and employees of approximately $45.5 million and made payments of interest expense of $2.5 million, net of amounts capitalized, resulting in cash received from operating activities of $10.7 million. During the same three month period in 2008, we received cash flows from customers of approximately $85.4 million attributable to increased natural gas and NGL volumes and significantly higher average realized natural gas and NGL sales prices, made cash payments to our suppliers and employees of approximately $71.1 million and made payments of interest expense of $3.2 million, net of amounts capitalized, resulting in cash received from operating activities of $11.1 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $2.6 million of cash flows from operating activities during the three months ended March 31, 2009 and contributed $0.1 million to cash flows from operating activities during the three months ended March 31, 2008.

Net loss for the three months ended March 31, 2009 was $(2.0) million, a decrease of $3.3 million from a net income of $1.3 million for the three months ended March 31, 2008.  Depreciation and amortization increased by $1.0 million to $9.9 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities, which represent investments in property and equipment, increased by $5.3 million to $15.7 million for the three months ended March 31, 2009 from $10.4 million for the three months ended March 31, 2008 primarily due to cash flows invested relating to the ongoing construction of the North Dakota Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities increased to $7.5 million for the three months ended March 31, 2009 from $0.1 million for the three months ended March 31, 2008, an increase of $7.4 million. During the three months ended March 31, 2009, we borrowed $12.0 million under our credit facility to fund internal expansion projects, distributed $4.3 million to our unitholders, and made $0.2 million payments on capital lease obligations.

During the three months ended March 31, 2008, we borrowed $9.0 million under our credit facility to fund internal expansion projects, received capital contributions of $0.6 million as a result of issuing common units due to the exercise of 22,039 vested unit options, distributed $9.1 million to our unitholders, incurred debt issuance costs of $0.3 million associated with the fourth amendment to our credit facility amended in February 2008 and made $0.1 million payments on capital lease obligations.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures for the next twelve months. Given our long-term objective of growth through acquisitions and expansions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. We anticipate that expansion capital expenditures will be funded through long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreement.

North Dakota Bakken

Our North Dakota Bakken gathering system presently consists of a 47-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks/Sanish formations. The gathering system, associated compression and treating facilities and a processing plant are currently under construction and are expected to become fully operational in the second quarter of 2009.  Construction of the processing plant and gathering system commenced in October 2008.  Portions of the processing plant and gathering system became operational in April 2009.  As of March 31, 2009, we have invested approximately $18.9 million in the project.

Financial Derivatives and Commodity Hedges

We have entered into certain financial derivative instruments that are classified as cash flow hedges in accordance with SFAS 133 and relate to forecasted natural gas sales in 2009 and 2010. We entered into these financial swap instruments to hedge the forecasted natural gas sales against the variability in expected future cash flows attributable to changes in commodity prices. Under these swap agreements, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period as the underlying natural gas is sold.

The following table provides information about our commodity based derivative instruments at March 31, 2009:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

We have entered into a financial derivative instrument that is classified as a cash flow hedge in accordance with SFAS 133 and relates to forecasted interest payments under our credit facility in 2009.  We entered into this financial swap instrument to hedge forecasted interest payments against the variable interest payments under our credit facility.  Under this swap agreement, we pay a fixed interest rate and receive a floating rate based on one month LIBOR on the notional amount for the contract period. The following table provides information about our interest rate swap at March 31, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2009.

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

Credit Facility

Our borrowing capacity under our senior secured revolving credit facility, as amended, is $300 million consisting of a $291 million senior secured revolving credit facility to be used for funding acquisitions and other capital expenditures, issuance of letters of credit and general corporate purposes (the “Acquisition Facility”) and a $9.0 million senior secured revolving credit facility to be used for working capital and to fund distributions (the “Working Capital Facility”).

In addition, the senior secured revolving credit facility provides for an accordion feature, which permits us, if certain conditions are met, to increase the size of the Acquisition Facility by up to $50 million and allows for the issuance of letters of credit of up to $15 million in the aggregate.  The senior secured revolving credit facility also requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that the Partnership makes certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following which such permitted acquisition or capital expenditure occurs; and a minimum interest coverage ratio of 3.0:1.0. The credit facility will mature in May 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

Due to the recent decline in natural gas and NGL prices, we believe that our cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum.  Unless this ratio is amended, the Partnership’s debt is restructured or the Partnership receives an infusion of equity capital, management expects that the Partnership will be in violation of the maximum funded debt to EBITDA covenant ratio contained in the Partnership’s senior secured revolving credit facility as early as the second quarter of 2009. Management has initiated discussions with certain lenders under the credit facility as to potential ways to address the potential covenant violation. While no potential solution has been agreed to, the Partnership would expect that any solution would likely require assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and, the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders or that any required equity or debt financing will be available to the Partnership.

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

Indebtedness under the credit facility will bear interest, at our option, at either: (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At March 31, 2009, the interest rate on outstanding borrowings from our credit facility was 3.15%.

We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk.  See Note 5 “Derivatives” for a discussion of our interest rate swap.

The credit facility prohibits us from making distributions to unitholders if any default or event of default, as defined in the credit facility, has occurred and is continuing or would result from such distributions. In addition, the credit facility contains various covenants that limit, among other things, subject to certain exceptions and negotiated “baskets,” our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material changes to the nature of its business, amend its material agreements, including the Omnibus Agreement or enter into a merger, consolidation or sale of assets.

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

As of March 31, 2009, we had $264.1 million outstanding under the credit facility and were in compliance with its financial covenants.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future business combinations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. SFAS 161 amended the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increased the level of aggregation/disaggregation required in an entity’s financial statements. SFAS 161 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On March 12, 2008, the Emerging Issues Task Force (“EITF”) reached consensus opinion on EITF Issue 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), which the FASB ratified at its March 26, 2008 meeting.  EITF 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners.  EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented.  EITF 07-4 was adopted effective January 1, 2009 and did not have a significant impact on our financial statements and disclosures therein.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) amends and replaces SFAS 141, but retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS 141(R) provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) was adopted effective January 1, 2009 and will apply to future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent (minority interest) be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 requires the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly as equity transactions. Consolidated net income and comprehensive income are now determined without deducting minority interest; however, earnings-per-share information continues to be calculated on the basis of the net income attributable to the parent’s shareholders.  Additionally, SFAS 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 was adopted effective January 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value.  As such, the adoption of SFAS 159 did not have any impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) such as fair value hierarchy used to classify the source of information used in fair value measurements (i.e., market based or non-market based) and expands disclosure about fair value measurements based on their level in the hierarchy.  SFAS 157 applies to derivatives and other financial instruments, which SFAS 133 requires be measured at fair value at initial recognition and for all subsequent periods. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value. Level 1 refers to assets that have observable market prices, level 2 assets do not have an “observable price” but do have inputs that are based on such prices in which components have observable data points and level 3 refers to assets in which one or more of the inputs do not have observable prices and calibrated model parameters, valuation techniques or management’s assumptions are used to derive the fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We elected to implement SFAS 157 prospectively in the first quarter of 2008 with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value.  SFAS 157 was adopted effective January 1, 2009 and did not have a material impact on our financial statements.

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

 There have been no material changes in our significant accounting policies and estimates during the three months ended March 31, 2009. See our disclosure of significant accounting policies and estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 9, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.  We also incur, to a lesser extent, risks related to interest rate fluctuations.  We do not engage in commodity energy trading activities.

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended March 31, 2009 and 2008, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

		Natural Gas Price Change ($/MMBtu) Three Months Ended March 31,
		2009		2008
		$0.10	$(0.10)	$0.10	$(0.10)
NGL Price Change ($/gal)	$0.01	$173,000	$186,000	$144,000	$113,000
	$(0.01)	$(125,000)	$(172,000)	$(112,000)	$(144,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and the increased exposure to NGL product prices in 2009 as the result of no NGL hedging contracts in 2009. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas and crude oil prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices in 2009 and 2010. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our commodity-based derivative instruments at March 31, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
April 2009 - March 2010	2,136,000	$7.55	$8,852
April 2010 - December 2010	1,602,000	$8.31	5,869
			$14,721

 Interest Rate Risk.   We have elected for the indebtedness under our credit facility to bear interest at LIBOR plus the applicable margin.  We are exposed to changes in the LIBOR rate as a result of our credit facility, which is subject to floating interest rates.  On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement was effective on January 2, 2009 and terminates on January 1, 2010.  As of March 31, 2009, we had approximately $264.1 million of indebtedness outstanding under our credit facility, of which $164.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would for the remainder of 2009, result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.2 million. The following table provides information about our interest rate swap at March 31, 2009:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
April 2009 - December 2009	$100,000	2.245%	$(1,210)

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our three largest customers for the three months ended March 31, 2009, accounted for approximately 19%, 17% and 12%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of our other customers. Any material nonpayment or nonperformance by our key customers could materially and adversely affect our business, financial condition or results of operations and reduce our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Our counterparties for our commodity based derivative instruments as of March 31, 2009 are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap as of March 31, 2009 is Wells Fargo Bank, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In October 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to sales of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems, restoring us and SemStream, L.P. to our pre-bankruptcy contractual relationship. Our pre-petition credit exposure to SemGroup, L.P. relating to condensate sales to SemCrude, LLC in our mid-continent region is approximately $0.3 million, which continues to be reserved as of March 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended March 31, 2009, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two unitholder class action lawsuits were recently filed in the Court of Chancery of the State of Delaware challenging the proposal made by Mr. Hamm to acquire all of the outstanding common units of each of the Partnership and Holdings that are not owned by Mr. Hamm, his affiliates or Hamm family trusts.

On May 1, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of common unitholders of Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and the members of the board of directors of each of the Partnership and Holdings. The complaint alleges, among other things, that the original consideration and revised consideration offered by Mr. Hamm is unfair and inadequate, that the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that Mr. Hamm and the management of the Partnership and Holdings have manipulated their public statements to depress the price of the common units of the Partnership and Holdings. The plaintiffs seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.

On February 26, 2009, a unitholder of the Partnership and Holdings filed a complaint alleging claims on behalf of a purported class of common unitholders of the Partnership and Holdings against the Partnership, Holdings, the general partner of each of the Partnership and Holdings, and certain members of the board of directors of each of the Partnership and Holdings The complaint alleges, among other things, that the consideration offered was unfair and grossly inadequate, that the conflicts committee of the board of directors of the general partner of each of the Partnership and Holdings cannot be expected to act independently, and that the management of the Partnership and Holdings has manipulated its public statements to depress the price of the common units of the Partnership and Holdings.

The plaintiffs in each lawsuit seek to enjoin the Partnership, Holdings, and their respective board members from proceeding with any transaction that may arise from Mr. Hamm’s going private proposal, along with compensatory damages.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
2.1	—

Acquisition Agreement by and among Hiland Operating, LLC and Hiland Partners, LLC dated as of September 1, 2005 (incorporated by referenced to Exhibit 2.1 of Registrant’s Form 8-K filed September 29, 2005).

3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).
4.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
4.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
4.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
4.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).
10.1	—	Compensation of Conflicts Committee Members.
19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 11th day of May, 2009.

HILAND PARTNERS, LP

By: Hiland Partners GP, LLC, its general partner

By:	/s/ Joseph L. Griffin
Joseph L. Griffin
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Matthew S. Harrison
Matthew S. Harrison
Chief Financial Officer, Vice President-Finance, Secretary and Director (principal financial and accounting officer)

Exhibit Index

2.1	—

Acquisition Agreement by and among Hiland Operating, LLC and Hiland Partners, LLC dated as of September 1, 2005 (incorporated by referenced to Exhibit 2.1 of Registrant’s Form 8-K filed September 29, 2005).

3.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
3.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
3.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
3.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).
4.1	—	Certificate of Limited Partnership of Hiland Partners, LP. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
4.2	—	First Amended and Restated Limited Partnership Agreement of Hiland Partners, LP (incorporated by reference to exhibit 3.2 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
4.3	—	Certificate of Formation of Hiland Partners GP, LLC (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1 (File No. 333-119908)).
4.4	—	Second Amended and Restated Limited Liability Company Agreement of Hiland Partners GP, LLC (incorporated by reference to exhibit 10.2 of Registrant’s Form 8-K filed on September 29, 2006).
10.1	—	Compensation of Conflicts Committee Members.
19.1	—	Code of Ethics for Chief Executive Officer and Senior Finance Officers (incorporated by reference to exhibit 19.1 of Registrant’s annual report on Form 10-K filed on March 30, 2005).
31.1	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Constitutes management contracts or compensatory plans or arrangements.