Form 10-Q
period 2009-06-30
Hiland Partners, LP
filed 2009-08-10
CIK 1306527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of the registrant’s outstanding equity units as of August 7, 2009 was 6,294,624 common units, 3,060,000 subordinated units and a 2% general partnership interest.

HILAND PARTNERS, LP

HILAND PARTNERS, LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,089	$1,173
Accounts receivable:
Trade - net of allowance for doubtful accounts of $304	17,820	23,863
Affiliates	2,949	2,346
	20,769	26,209
Fair value of derivative assets	6,188	6,851
Other current assets	1,082	1,584
Total current assets	32,128	35,817

Property and equipment, net	346,393	345,855
Intangibles, net	32,913	35,642
Fair value of derivative assets	1,597	7,141
Other assets, net	1,444	1,684

Total assets	$414,475	$426,139

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$12,802	$22,470
Accounts payable - affiliates	5,095	7,662
Fair value of derivative liabilities	921	1,439
Accrued liabilities and other	5,159	2,463
Total current liabilities	23,977	34,034

Commitments and contingencies (Note 9)
Long-term debt	265,117	256,466
Fair value of derivative liabilities	147	—
Asset retirement obligation	2,560	2,483

Partners’ equity
Limited partners’ interest:
Common unitholders (6,292,380 and 6,286,755 units issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	117,892	122,666
Subordinated unitholders (3,060,000 units issued and outstanding)	442	3,055
General partner interest	2,036	2,202
Accumulated other comprehensive income	2,304	5,233
Total partners’ equity	122,674	133,156

Total liabilities and partners’ equity	$414,475	$426,139

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Operations

For the Three and Six Months Ended (Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Midstream operations
Third parties	$48,007	$112,214	$98,118	$201,467
Affiliates	867	2,022	1,899	3,043
Compression services, affiliate	1,205	1,205	2,410	2,410
Total revenues	50,079	115,441	102,427	206,920

Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	16,646	51,191	34,417	93,642
Midstream purchases - affiliate (exclusive of items shown separately below)	10,353	36,882	23,798	63,049
Operations and maintenance	7,785	7,551	15,480	14,320
Depreciation, amortization and accretion	10,538	9,169	20,509	18,098
Property impairments	—	—	950	—
Bad debt	—	8,103	—	8,103
General and administrative	2,939	1,863	5,879	4,164
Total operating costs and expenses	48,261	114,759	101,033	201,376
Operating income	1,818	682	1,394	5,544

Other income (expense):
Interest and other income	68	71	81	171
Amortization of deferred loan costs	(150)	(145)	(299)	(279)
Interest expense	(2,684)	(3,116)	(5,037)	(6,617)
Other income (expense), net	(2,766)	(3,190)	(5,255)	(6,725)
Net loss	(948)	(2,508)	(3,861)	(1,181)
Less general partner’s interest in net (loss) income	(19)	2,057	(77)	3,872
Limited partners’ interest in net loss	$(929)	$(4,565)	$(3,784)	$(5,053)

Net (loss) per limited partners’ unit - basic	$(0.10)	$(0.49)	$(0.40)	$(0.54)

Net (loss) per limited partners’ unit - diluted	$(0.10)	$(0.49)	$(0.40)	$(0.54)

Weighted average limited partners’ units outstanding - basic	9,350	9,326	9,349	9,314

Weighted average limited partners’ units outstanding - diluted	9,350	9,326	9,349	9,314

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statements of Cash Flows

For the Six Months Ended (Unaudited, in thousands)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,861)	$(1,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,431	18,032
Accretion of asset retirement obligation	78	66
Property impairments	950	—
Amortization of deferred loan cost	299	279
(Gain) loss on derivative transactions	(247)	1,935
Net proceeds from settlement of derivative contracts	3,155	—
Unit based compensation	601	763
Bad debt	—	8,103
Gain on sale of assets	(3)	—
Increase in other assets	(48)	(146)
(Increase) decrease in current assets:
Accounts receivable - trade	6,043	(21,990)
Accounts receivable - affiliates	(603)	(1,526)
Other current assets	502	(910)
Increase (decrease) in current liabilities:
Accounts payable	(1,644)	10,943
Accounts payable - affiliates	(2,567)	7,401
Accrued liabilities and other	2,696	1,012
Net cash provided by operating activities	25,782	22,781

Cash flows from investing activities:
Purchases of property and equipment	(27,225)	(20,276)
Proceeds from disposals of property and equipment	12	6
Net cash used in investing activities	(27,213)	(20,270)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,000	19,000
Payments on long-term borrowings	(3,000)	—
Increase in deferred offering cost	—	(7)
Debt issuance costs	(10)	(339)
Proceeds from unit options exercise	—	1,052
General partner contribution for issuance of restricted common units and from conversion of vested phantom units	1	2
Redemption of vested phantom units	—	(35)
Forfeiture of unvested restricted common units	18	—
Payments on capital lease obligations	(350)	(235)
Cash distributions to unitholders	(4,312)	(18,809)
Net cash provided by financing activities	4,347	629

Increase for the period	2,916	3,140
Beginning of period	1,173	10,497
End of period	$4,089	$13,637

Supplementary information
Cash paid for interest, net of amounts capitalized	$5,179	$6,416

The accompanying notes are an integral part of these consolidated financial statements.

HILAND PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2009 (Unaudited)

(in thousands, except unit amounts)

	Common	Subordinated		Accumulated
	Limited	Limited	General	Other		Total
	Partner	Partner	Partner	Comprehensive		Comprehensive
	Interest	Interest	Interest	Income	Total	Income (Loss)

Balance, January 1, 2009	$122,666	$3,055	$2,202	$5,233	$133,156

Issuance of 5,625 common units from 5,625 vested phantom units	—	—	1	—	1

Forfeiture of 4,250 unvested restricted common units	22	—	(4)	—	18

Periodic cash distributions	(2,849)	(1,377)	(86)	—	(4,312)

Unit based compensation	601	—	—	—	601

Other comprehensive income reclassified to income on closed derivative transactions	—	—	—	(3,879)	(3,879)	$(3,879)

Change in fair value of derivatives	—	—	—	950	950	950

Net loss	(2,548)	(1,236)	(77)	—	(3,861)	(3,861)
Comprehensive income (loss)						$(6,790)
Balance, June 30, 2009	$117,892	$442	$2,036	$2,304	$122,674

The accompanying notes are an integral part of this consolidated financial statement.

HILAND PARTNERS, LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

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

CGI operated in one segment, midstream, which involved the purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and fractionating and marketing of natural gas liquids, or NGLs. CGI historically owned all of our natural gas gathering, processing, treating and fractionation assets other than our Worland, Bakken, Kinta Area, Woodford Shale and North Dakota Bakken gathering systems. Hiland Partners, LLC historically owned our Worland gathering system and our compression services assets, which we acquired on February 15, 2005, and our Bakken gathering system. Since our initial public offering, we have operated in midstream and compression services segments. On September 26, 2005, we acquired Hiland Partners, LLC, which at such time owned the Bakken gathering system, consisting of certain southeastern Montana gathering assets, for $92.7 million, $35.0 million of which was used to retire outstanding Hiland Partners, LLC indebtedness. On May 1, 2006, we acquired the Kinta Area gathering assets from Enogex Gas Gathering, L.L.C., consisting of certain eastern Oklahoma gas gathering assets, for $96.4 million. We financed this acquisition with $61.2 million of borrowings from our credit facility and $35.0 million of proceeds from the issuance to Hiland Partners GP, LLC, our general partner, of 761,714 common units and 15,545 general partner equivalent units, both at $45.03 per unit.  We began construction of the Woodford Shale gathering system in the first quarter of 2007 and commenced initial start-up of its operations in April 2007. Construction on the North Dakota Bakken gathering system and processing plant began in October 2008 and became fully operational in May 2009.  As of June 30, 2009, we have invested approximately $22.9 million in the North Dakota Bakken gathering system.

The unaudited financial statements for the three and six months ended June 30, 2009 and 2008 included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which in the opinion of our management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Subsequent events have been evaluated through August 10, 2009. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables.  We place our cash and cash equivalents with high-quality institutions and in money market funds. We derive our revenue from customers primarily in the oil and gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.  The counterparties to our commodity based derivative instruments as of June 30, 2009 are BP Energy Company and Bank of Oklahoma, N.A.  Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

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

As a result of volume declines at our natural gas gathering systems located in Texas and Mississippi, combined with significantly reduced natural gas prices, we recognized impairment charges of $950 in March 2009.  No impairment charges were recognized during the three and six months ended June 30, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not limited to, changes in the fair value of derivative financial instruments. Pursuant to SFAS 133, for derivatives qualifying as accounting hedges, the effective portion of changes in fair value is recognized in partners’ equity as accumulated other comprehensive income and reclassified to earnings when the underlying hedged physical transaction closes.  Our comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(948)	$(2,508)	$(3,861)	$(1,181)
Closed derivative transactions reclassified to income	(2,171)	3,028	(3,879)	5,083
Change in fair value of derivatives	(1,332)	(7,737)	950	(10,253)
Comprehensive loss	$(4,451)	$(7,217)	$(6,790)	$(6,351)

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

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC”), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  On the effective date, FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC, and preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The FASB expects that FASB ASC will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. FASB ASC was adopted effective July 1, 2009 and will not have a material impact on our financial statements and disclosures therein.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS107-1”).  FAS107-1 increases the frequency of fair value disclosures to a quarterly basis instead of annual basis.  FAS107-1 specifically relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.   FAS107-1 is effective for interim and annual periods ending after June 15, 2009.  FAS107-1 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 1, 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future intangible assets acquired.  We don’t believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

Note 2:   Recent Events

On June 1, 2009, the Partnership and Hiland Holdings GP, LP (“Hiland Holdings” and, together with the Partnership, the “Hiland Companies”) signed separate definitive merger agreements with an affiliate of Harold Hamm, pursuant to which affiliates of Mr. Hamm have agreed to acquire for cash (i) all of the outstanding common units of the Partnership (other than certain restricted common units owned by officers and employees) not owned by Hiland Holdings (the “Hiland Partners Merger”); and (ii) all of the outstanding common units of Hiland Holdings (other than certain restricted common units owned by officers and employees) not owned by Mr. Hamm, his affiliates or the Hamm family trusts (the “Hiland Holdings Merger”). Upon consummation of the mergers, the common units of the Hiland Companies will no longer be publicly owned or publicly traded.  In the mergers, the Partnership’s unitholders will receive $7.75 in cash for each common unit they hold and Hiland Holdings’ unitholders will receive $2.40 in cash for each common unit they hold.  Conflicts committees comprised entirely of independent members of the boards of directors of the general partners of the Partnership and Hiland Holdings separately determined that the mergers are advisable, fair to and in the best interests of the applicable Hiland Company and its public unitholders. In determining to make their recommendation to the boards of directors, each conflicts committee considered, among other things, the fairness opinion received from its respective financial advisor. Based on the recommendation of its conflicts committee, the board of directors of the general partner of each of the Partnership and Hiland Holdings has approved the applicable merger agreement and has recommended, along with its respective conflicts committee, that the public unitholders of the Partnership and Hiland Holdings, respectively, approve the applicable merger. Consummation of the Hiland Partners Merger is subject to certain conditions, including the approval of holders of a majority of our outstanding common units not owned by Hiland Holdings or any other affiliate of our general partner, including the members of our board of directors, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Act, the absence of any restraining order or injunction, and other customary closing conditions.  Additionally, the obligations of Mr. Hamm and his affiliates to complete the Hiland Partners Merger is contingent upon the concurrent completion of the Hiland Holdings Merger, and the Hiland Holdings Merger is subject to closing conditions similar to those described above.  There can be no assurance that the Hiland Partners Merger or any other transaction will be approved or consummated.

On July 1, 2009, the Partnership, its general partner, Hiland Partners GP, LLC, Hiland Holdings, Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer, Vice President—Finance and

Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among the Partnership, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC, filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of this Schedule 13E-3, the Partnership and Hiland Holdings jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the Partnership and Hiland Holdings will be soliciting proxies from unitholders of the Partnership and Hiland Holdings in connection with the mergers of both Hiland Companies.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

On June 26, 2009, we executed a series of hedging transactions that involved the unwinding of a portion of existing net “in-the-money” natural gas swaps and entered into a new 2010 Colorado Interstate Gas (“CIG”) natural gas swap. We received net proceeds of approximately $3.2 million from the unwinding of the net “in-the-money” positions, of which $3.0 million was used to reduce indebtedness under our senior secured revolving credit facility.

Three putative unitholder class action lawsuits have been filed relating to the proposed mergerS with Mr. Hamm, his affiliates, and certain Hamm family trusts (the “Hamm Parties”).  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Holdings, and the members of the board of directors of each of the Partnership and Hiland Holdings.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Holdings.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Holdings that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings and, when filed, in the definitive joint proxy statement.

We have suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on our current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under our senior secured revolving credit facility.  Under the terms of the partnership agreement, the common units will carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to common units for the first and second quarters of 2009 that must be paid before the Partnership can make distributions to the subordinated units.

Note 3:  Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following for the periods indicated:

	As of	As of
	June 30,	December 31,
	2009	2008
Land	$295	$295
Construction in progress	2,068	15,583
Midstream pipeline, plants and compressors	438,192	405,842
Compression and water injection equipment	19,417	19,391
Other	4,935	4,621
	464,907	445,732
Less: accumulated depreciation and amortization	118,514	99,877
	$346,393	$345,855

During the three and six months ended June 30, 2009, we capitalized interest of $42 and $104, respectively.  We capitalized $24 and $155 interest during the three and six months ended June 30, 2008, respectively. We recognized $950 of property impairment charges related to natural gas gathering systems in Texas and Mississippi during the six months ended June 30, 2009.  We incurred no impairment charges during the six months ended June 30, 2008.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we have recorded the fair value of liabilities for asset retirement obligations in the periods in which they are incurred and corresponding increases in the carrying amounts of the related long-lived assets. The asset retirement costs are subsequently allocated to expense using a systematic and rational method and the liabilities are accreted to measure the change in liability due to the passage of time. The provisions of SFAS 143 primarily apply to dismantlement and site restoration of certain of our plants and pipelines. We have evaluated our asset retirement obligations as of June 30, 2009 and have determined that revisions in the carrying values are not necessary at this time.

The following table summarizes our activity related to asset retirement obligations for the indicated period:

Asset retirement obligation, January 1, 2009	$2,483
Less: obligation extinguished	(10)
Add: additions on leased locations	9
Add: accretion expense	78
Asset retirement obligation, June 30, 2009	$2,560

Note 4:   Intangible Assets

Intangible assets consist of the acquired value of customer relationships and existing contracts to purchase, gather and sell natural gas and other NGLs and compression contracts, which do not have significant residual value. The customer relationships and the contracts are being amortized over their estimated lives of ten years. We review intangible assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value based on the discounted probable cash flows of the intangible assets. No impairments of intangible assets were recorded during the three and six months ended June 30, 2009 or 2008.

Intangible assets consisted of the following for the periods indicated:

	As of	As of
	June 30,	December 31,
	2009	2008
Gas sales contracts	$25,585	$25,585
Compression contracts	18,515	18,515
Customer relationships	10,492	10,492
	54,592	54,592
Less accumulated amortization	21,679	18,950
Intangible assets, net	$32,913	$35,642

During each of the three months ended June 30, 2009 and 2008, we recorded $1,365 of amortization expense.  During each of the six months ended June 30, 2009 and 2008, we recorded $2,729 of amortization expense.  Estimated aggregate amortization expense for the remainder of 2009 is $2,730 and $5,459 for each of the four succeeding fiscal years from 2010 through 2013 and a total of $8,347 for all years thereafter.

Note 5:  Derivatives

Interest Rate Swap

We are subject to interest rate risk on our credit facility and have entered into an interest rate swap to reduce this risk. We entered into a one year interest rate swap agreement with our counterparty on October 7, 2008 for the period from January 2009 through December 2009 at a rate of 2.245% on a notional amount of $100.0 million.  The swap fixes the one month LIBOR rate at 2.245% for the notional amount of debt outstanding over the term of the swap agreement.  During the three and six months ended June 30, 2009, one month LIBOR interest rates were lower than the contracted fixed interest rate of 2.245%.  Consequently, for the three and six months ended June 30, 2009, we incurred additional interest expense of $462 and $905, respectively, upon monthly settlements of the interest rate swap agreement.

The following table provides information about our interest rate swap at June 30, 2009 for the periods indicated:

	Notional	Interest	Fair Value
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value.  For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ equity as accumulated other comprehensive income (loss) and reclassified to earnings when the underlying hedged transaction closes.  The ineffective portions of qualifying derivatives are recognized in earnings as they occur.  Actual amounts that will be reclassified will vary as a result of future changes in prices.  Hedge ineffectiveness is recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract.  Realized cash gains and losses on closed/settled instruments and hedge ineffectiveness are reflected in the contract month being hedged as an adjustment to our midstream revenue.

On June 26, 2009, we unwound (cash settled) a 2010 coupled qualified hedge for a discounted net amount of $3,155 and entered into a new cash flow swap agreement for the same underlying forecasted natural gas sales which settle in the same monthly periods in 2010.  The coupled qualified hedge we cash settled on June 26, 2009 consisted of a receipt of $4,499 from one counterparty offset by a payment of $1,344 to another counterparty. Of the $4,499 cash received, $3,571 had previously been recognized as midstream revenues in 2008 as the hedge, at that time, did not qualify for hedge accounting. The net unrecognized loss of $416 has been recorded to accumulated other comprehensive income and will be recorded as reductions in midstream revenues as the hedged transactions settle in 2010. Under the terms of the new derivative contract, we receive a fixed price of $5.08 and pay a floating CIG index price for the same relevant volumes and contract period as the underlying natural gas is sold.

Presented in the table below is information related to our derivatives for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net gains (losses) on closed/settled transactions reclassified from (to) accumulated other comprehensive income	$2,171	$(3,028)	$3,879	$(5,083)
Increases (decreases) in fair values of open derivatives recorded to (from) accumulated other comprehensive income	$(1,332)	$(7,737)	$950	$(10,253)
Unrealized non-cash gains (losses) on ineffective portions of qualifying derivative transactions	$(137)	$(22)	$247	$(5)
Unrealized non-cash gains on non-qualifying derivatives	$—	$(1,512)	$—	$(1,930)

At June 30, 2009, our accumulated other comprehensive income was $2,304. Of this amount, we anticipate $4,003 will be reclassified to earnings during the next twelve months and $(1,699) will be reclassified to earnings in subsequent periods.

The fair value of derivative assets and liabilities are as follows for the indicated periods:

	As of	As of
	June 30,	December 31,
	2009	2008
Fair value of derivative assets - current	$6,188	$6,851
Fair value of derivative assets - long term	1,597	7,141
Fair value of derivative liabilities - current	(921)	(1,439)
Fair value of derivative liabilities - long term	(147)	—
Net fair value of derivatives	$6,717	$12,553

The terms of our derivative contracts currently extend as far as December 2010. The counterparties to our commodity-based derivative contracts are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap is Wells Fargo Bank, N.A.

The following table provides information about our commodity derivative instruments at June 30, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

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

SFAS 133 requires derivatives and other financial instruments be measured at fair value at initial recognition and for all subsequent periods.  We use the fair value methodology outlined in SFAS 157 to value assets and liabilities for our outstanding fixed price cash flow swap derivative contracts. Valuations of our natural gas derivative contracts are based on published forward price curves for natural gas and, as such, are defined as Level 2 fair value hierarchy assets and liabilities. We valued our interest rate-based derivative on a comparative mark-to-market value received from our counterparty and, as such, is defined as Level 3.  The following table represents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Commodity - based derivative assets	$—	$7,785	$—	$7,785
Commodity - based derivative liabilities	—	(147)	—	(147)
Interest - based derivative liabilities	—	—	(921)	(921)
Total	$—	$7,638	$(921)	$6,717

The following table provides a summary of changes in the fair value of our Level 3 interest rate-based derivative for the six months ended June 30, 2009:

Balance, January 1, 2009	$(1,439)
Cash settlements from other comprehensive income	906
Change in fair value of derivative	(388)
Balance, June 30, 2009	$(921)

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

Note 7:  Long-Term Debt

Long-term debt consisted of the following for the indicated periods:

	As of	As of
	June 30,	December 31,
	2009	2008
Credit facility	$261,064	$252,064
Capital lease obligations	4,701	5,051
	265,765	257,115
Less: current portion of capital lease obligations	648	649
Long-term debt	$265,117	$256,466

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

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on our current and projected throughput volumes, we believe that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, the Partnership could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, the Partnership receives an infusion of equity capital, the Partnership’s debt is restructured or the Partnership is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, the Partnership expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to the Partnership, or that the Partnership’s hedge positions will be “in-the-money.”

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

Indebtedness under the credit facility will bear interest, at our option, at either (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At June 30, 2009, the interest rate on outstanding borrowings from our credit facility was 2.92%.

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

As of June 30, 2009, we had $261.1 million outstanding under the credit facility and were in compliance with its financial covenants. Our EBITDA to interest expense ratio was 4.95 to 1.0 and our consolidated funded debt to EBITDA ratio was 4.40 to 1.0.

Capital Lease Obligations. We are obligated under two separate capital lease agreements entered into with respect to our Bakken and Badlands gathering systems in the third quarter of 2007. Under the terms of a capital lease agreement for a rail loading facility and an associated products pipeline at our Bakken gathering system, we are repaying a counterparty a predetermined amount over a period of eight years. Once fully paid, title to the leased assets will transfer to us no later than the end of the eight-year period commencing from the inception date of the lease. We also incurred a capital lease obligation to a counterparty for the aid to construct several electric substations at our Badlands gathering system which, by agreement, is being repaid in equal monthly installments over a period of five years.

During the three and six months ended June 30, 2009, we made principal payments of $185 and $350, respectively, on the above described capital lease obligations.  The current portion of the capital lease obligations presented in the table above is included in accrued liabilities and other in the balance sheet.

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

Phantom Units.  On June 19, 2009, 2,500 phantom units awarded to our Chief Executive Officer in June 2007 vested and were converted to common units. On April 1, 2009, our former Chief Commercial Officer retired and forfeited 3,750 phantom units.

The following table summarizes information about our phantom units for the six months ended June 30, 2009:

		Weighted
		Average
		Fair Value
		Per Unit
		At Grant
Phantom Units	Units	Date ($)
Unvested at January 1, 2009	50,794	$47.74
Granted	—
Vested and converted	(5,625)	$51.65
Forfeited	(5,050)	$45.11
Unvested at June 30, 2009	40,119	$47.53

During the three and six months ended June 30, 2009, we incurred non-cash unit based compensation expense of $219 and $463, respectively, related to phantom units. During the three and six months ended June 30, 2008, we incurred non-cash unit based compensation expense of $301 and $580, respectively, related to phantom units. We will recognize additional expense of $992 over the next four years, and the additional expense is to be recognized over a weighted average period of 2.5 years.

Restricted Units.   We issued no restricted units during the three and six months ended June 30, 2009.  On April 1, 2009, our former Chief Commercial Officer retired and forfeited 1,500 restricted units. The following table summarizes information about our restricted units for the six months ended June 30, 2009.

		Weighted
		Average
		Fair Value
		Per Unit
		At Grant
Restricted Units	Units	Date ($)
Unvested at January 1, 2009	18,500	$48.73
Granted	—
Vested	—
Forfeited	(4,250)	$47.56
Unvested at June 30, 2009	14,250	$49.08

Non-cash unit based compensation expense related to the restricted units was $62 and $137 for the three and six months ended June 30, 2009, respectively, and was $83 and 167 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was $212 of total unrecognized cost related to the unvested restricted units. This cost is to be recognized over a weighted average period of 2.0 years.

Unit Options.   At June 30, 2009, all common unit options awarded have vested.  The weighted average exercise price of 33,336 outstanding exercisable common unit options at June 30, 2009 is $37.79 per unit, and such common unit options have a weighted average remaining contractual term of 6.4 years. Non-cash unit based compensation expense related to the unit options was insignificant for the three and six months ended June 30, 2009, respectively.

Note 9:  Commitments and Contingencies

We maintain a defined contribution retirement plan for our employees under which we make discretionary contributions to the plan based on a percentage of eligible employees’ compensation. Contributions to the plan are 5.0% of eligible employees’ compensation and resulted in expense for the three months ended June 30, 2009 and 2008 of $101 and $80, respectively, and for the six months ended June 30, 2009 and 2008 was $190 and $155, respectively.

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

We lease certain equipment, vehicles and facilities under operating leases, most of which contain annual renewal options. We also lease office space from a related entity. See Note 11 “Related Party Transactions.” Under these lease agreements, rent expense was $751 and $636, respectively, for the three months ended June 30, 2009 and 2008 and $1,594 and $1,252 for the six months ended June 30, 2009 and 2008, respectively.

Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Holdings, and the members of the board of directors of each of the Partnership and Hiland Holdings.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Holdings.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Holdings that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings and, when filed, in the definitive joint proxy statement.

Note 10:  Significant Customers and Suppliers

All of our revenues are domestic revenues. The following table presents our top midstream customers as a percent of total revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Customer 1	23%	22%	20%	21%
Customer 2	12%	1%	10%	0%
Customer 3	12%	9%	15%	9%
Customer 4	12%	9%	8%	14%
Customer 5	10%	14%	11%	11%
Customer 6	5%	15%	5%	15%
Customer 7	3%	10%	3%	8%

Customer 1 above is SemStream, L.P., a subsidiary of SemGroup, L.P., who filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 2008.  In March 2009, we received a good faith deposit from SemStream, L.P. for $3,000 in lieu of renewing a letter of credit to our benefit.  The $3,000 deposit received is included in accrued liabilities and other in the balance sheet.

All of our purchases are from domestic sources. The following table presents our top midstream suppliers as a percent of total midstream purchases for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Supplier 1 (affiliated company)	40%	42%	42%	40%
Supplier 2	20%	16%	18%	15%
Supplier 3	17%	18%	16%	18%

Note 11:  Related Party Transactions

We purchase natural gas and NGLs from affiliated companies. Purchases of product from affiliates totaled $10,353 and $10,353 for the three months ended June 30, 2009 and 2008, respectively and totaled $23,798 and $63,049 for the six months ended June 30, 2009 and 2008, respectively. We also sell natural gas and NGLs to affiliated companies. Sales of product to affiliates totaled $867 and $2,022 for the three months ended June 30, 2009 and 2008, respectively and totaled $1,899 and $3,043 for the six months ended June 30, 2009 and 2008, respectively. Compression revenues from affiliates were $1,205 and $2,410 for each of the three and six months ended June 30, 2009 and 2008, respectively.

Accounts receivable - affiliates of $2,949 at June 30, 2009 include $2,649 from one affiliate for midstream sales. Accounts receivable - affiliates of $2,346 at December 31, 2008 include $2,083 from one affiliate for midstream sales.

Accounts payable - affiliates of $5,095 at June 30, 2009 include $4,018 due to one affiliate for midstream purchases. Accounts payable - affiliates of $7,662 at December 31, 2008 include $6,682 payable to the same affiliate for midstream purchases.

We utilize affiliated companies to provide services to our plants and pipelines and certain administrative services. The total expenditures to these companies were $82 and $111 during the three months ended June 30, 2009 and 2008, respectively and were $256 and $263 during the six months ended June 30, 2009 and 2008, respectively.

We lease office space under operating leases directly or indirectly from an affiliate. Rent expense associated with these leases totaled $41 and $37 for the three months ended June 30, 2009 and 2008, respectively and totaled $80 and $75 for the six months ended June 30, 2009 and 2008, respectively.

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

Midstream assets totaled $390,702 at June 30, 2009. Assets attributable to compression operations totaled $23,773. All but $27 of the total capital expenditures of $19,189 for the six months ended June 30, 2009 was attributable to midstream operations. All but $24 of the total capital expenditures of $18,368 for the six months ended June 30, 2008 was attributable to midstream operations.

The tables below present information for the reportable segments for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$48,874	$1,205	$50,079	$114,236	$1,205	$115,441
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	26,999	—	26,999	88,073	—	88,073
Operations and maintenance	7,575	210	7,785	7,271	280	7,551
Depreciation and amortization	9,640	898	10,538	8,274	895	9,169
Bad debt	—	—	—	8,103	—	8,103
General and administrative	2,868	71	2,939	1,844	19	1,863
Total operating costs and expenses	47,082	1,179	48,261	113,565	1,194	114,759
Operating income	$1,792	$26	1,818	$671	$11	682
Other income (expense):
Interest and other income			68			71
Amortization of deferred loan costs			(150)			(145)
Interest expense			(2,684)			(3,116)
Total other income (expense)			(2,766)			(3,190)
Net loss			$(948)			$(2,508)

	For the Six Months Ended June 30,
	2009			2008
	Midstream	Compression		Midstream	Compression
	Segment	Segment	Total	Segment	Segment	Total
Revenues	$100,017	$2,410	$102,427	$204,510	$2,410	$206,920
Operating costs and expenses:
Midstream purchases (exclusive of items shown separately below)	58,215	—	58,215	156,691	—	156,691
Operations and maintenance	15,053	427	15,480	13,811	509	14,320
Depreciation and amortization	18,714	1,795	20,509	16,308	1,790	18,098
Property impairments	950	—	950	—	—	—
Bad debt	—	—	—	8,103	—	8,103
General and administrative	5,740	139	5,879	4,115	49	4,164
Total operating costs and expenses	98,672	2,361	101,033	199,028	2,348	201,376
Operating income	$1,345	$49	1,394	$5,482	$62	5,544
Other income (expense):
Interest and other income			81			171
Amortization of deferred loan costs			(299)			(279)
Interest expense			(5,037)			(6,617)
Total other income (expense)			(5,255)			(6,725)
Net loss			$(3,861)			$(1,181)

Note 13:  Net Income (Loss) per Limited Partners’ Unit

The computation of net income (loss) per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the period. The computation of diluted net income (loss) per limited partner unit further assumes the dilutive effect of unit options and restricted and phantom units. Net income (loss) per unit applicable to limited partners is computed by dividing net income (loss) applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. The following is a reconciliation of the limited partner units used in the calculations of (loss) per limited partner unit—basic and (loss) per limited partner unit—diluted assuming dilution for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009			2008
	(Loss) Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	(Loss) Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
(Loss) per limited partner unit - basic and diluted:
(Loss) attributable to limited partners	$(929)		$(0.10)	$(4,565)		$(0.49)
Weighted average limited partner units outstanding		9,350,000			9,326,000
(Loss) attributable to limited partners plus assumed conversions	$(929)	9,350,000	$(0.10)	$(4,565)	9,326,000	$(0.49)

	For the Six Months Ended June 30,
	2009			2008
	(Loss) Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount	(Loss) Attributable to Limited Partners (Numerator)	Limited Partner Units (Denominator)	Per Unit Amount
(Loss) per limited partner unit - basic and diluted:
(Loss) attributable to limited partners	$(3,784)		$(0.40)	$(5,053)		$(0.54)
Weighted average limited partner units outstanding		9,349,000			9,314,000
(Loss) attributable to limited partners plus assumed conversions	$(3,784)	9,349,000	$(0.40)	$(5,053)	9,314,000	$(0.54)

For the three and six months ended June 30, 2009 and 2008, approximately 88,000 and 98,000 unit options and restricted and phantom units, respectively, were excluded from the computation of diluted earnings attributable to limited partner units because the inclusion of such units would have been anti-dilutive.

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

We have suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on our current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under our senior secured revolving credit facility.  Under the terms of the partnership agreement, the common units carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to common units for the first two quarters of 2009 that must be paid before the Partnership can make distributions to the subordinated units.  Presented below are cash distributions to common and subordinated unitholders, including amounts to affiliate owners and regular and incentive distributions to our general partner paid by us from January 1, 2008 forward (in thousands, except per unit amounts):

Date Cash Distribution	Per Unit Cash Distribution	Common	Subordinated	General Partner		Total Cash
Paid	Amount	Units	Units	Regular	Incentive	Distribution
02/14/08	$0.7950	$4,169	$3,243	$182	$1,492	$9,086
05/14/08	0.8275	4,364	3,376	194	1,789	9,723
08/14/08	0.8625	5,446	2,639	208	2,107	10,400
11/14/08	0.8800	5,574	2,694	214	2,268	10,750
02/13/09	0.4500	2,849	1,377	86	—	4,312
	$3.8150	$22,402	$13,329	$884	$7,656	$44,271

Note 15:   Subsequent Events (evaluated through August 10, 2009)

On July 1, 2009, the Partnership, its general partner, Hiland Partners GP, LLC, Hiland Holdings, Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer, Vice President—Finance and Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009, among the Partnership, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC, filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of this Schedule 13E-3, the Partnership and Hiland Holdings jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the Partnership and Hiland Holdings will be soliciting proxies from unitholders of the Partnership and Hiland Holdings in connection with the mergers of both Hiland Companies. On July 10, the Partnerships were granted early termination of the waiting period under the Hart-Scott-Rodino Act for the Hiland Companies merger.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

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

Our actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control.  Such factors include:

•    with respect to the mergers: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreements or the failure of required conditions to close the mergers; (2) the outcome of any legal proceedings that have been or may be instituted against the Partnership and/or Hiland Holdings and others; (3) the inability to obtain unitholder approval or the failure to satisfy other conditions to completion of the mergers, including the receipt of certain regulatory approvals; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the mergers; (5) the performance of Mr. Hamm, his affiliates and the Hamm family trusts and (6) the amount of the costs, fees, expenses and related charges;

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

•     the amount of natural gas gathered on our gathering systems;

•     the level of throughput in our natural gas processing and treating facilities given the recent reduction in drilling activity in our areas of operations;

•     the fees we charge and the margins realized for our services;

•     the prices and market demand for, and the relationship between, natural gas and NGLs;

•     energy prices generally;

•     the level of domestic crude oil and natural gas production;

•     the availability of imported crude oil and natural gas;

•     actions taken by foreign crude oil and natural gas producing nations;

•     the political and economic stability of petroleum producing nations;

•     the weather in our operating areas;

•     the extent of governmental regulation and taxation;

•     hazards or operating risks incidental to the gathering, treating and processing of natural gas and NGLs that may not be fully covered by insurance;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Trends and Outlook

We expect our business to continue to be affected by the key trends described below. Our expectations are based on assumptions made by us, and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our expectations may vary materially from actual results. Please see “Forward Looking Statements.”

U.S. Natural Gas Supply and Outlook.    Natural gas prices have declined significantly since the peak New York Mercantile Exchange (“NYMEX”) Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.95 in July 2009, a 70% decline.  According to data published by Baker Hughes Incorporated (“Baker Hughes”), U.S. natural gas drilling rig counts have declined by approximately 57% to 675 as of July 24, 2009, compared to 1,555 natural gas drilling rigs as of July 25, 2008, and have declined approximately 58% compared to the peak natural gas drilling rig count of 1,606 in September 2008.  We believe that current natural gas prices will continue to result in reduced natural gas-related drilling activity as producers seek to decrease their level of natural gas production.  We also believe that current reduced natural gas drilling activity will persist until the economic environment in the United States improves and increases the demand for natural gas.

U.S. Crude Oil Supply and Outlook.   The domestic and global recession and resulting drop in demand for crude oil products continues to significantly impact the price for crude oil. West Texas Intermediate (WTI) crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  According to data published by Baker Hughes, U.S. crude oil drilling rig counts have declined by approximately 35% to 257 as of July 24, 2009, compared to 393 crude oil drilling rigs as of July 25, 2008, and have declined approximately 42% compared to the peak crude oil drilling rig count of 442 in November 2008.  Baker Hughes also published that U.S. crude oil drilling rig counts have recently increased from a low of 179 as of June 5, 2009 to 257 as of July 24, 2009, an increase of 44%.  Even though crude oil prices have steadily increased from $33.87/Bbl in January 2009 to $66.93/Bbl in July 2009, the forward curve for WTI crude oil pricing continues to reflect reductions in demand for crude oil. We also believe that current reduced crude oil drilling activity will persist until the economic environment in the United States improves and increases the demand for crude oil.

U.S. NGL Supply and Outlook.    The domestic and global recession and resulting drop in demand for NGL products has significantly impacted the price for NGLs.  NGL prices have dropped dramatically since the peak NGL basket pricing of $2.21/gallon in June 2008 to a low of $0.70/gallon in January 2009, a 68% decline, increasing to $0.95/gallon in July 2009, a 57% decline from June 2008.  NGL basket pricing historically correlated to WTI crude oil pricing.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  The forward curve for NGL basket pricing and WTI crude oil pricing reflects continued reductions in demand for NGL products.  We also believe that the current reduced NGL products pricing will persist until the economic environment in the United States improves and increases the demand for NGL products.

A number of the areas in which we operate have experienced a significant decline in drilling activity as a result of the recent decline in natural gas and crude oil prices.  Along our systems, excluding our North Dakota Bakken gathering system, which commenced operations in late April 2009, we connected 23 wells during the first six months of 2009 as compared to 55 wells connected during the same period in 2008.  Currently, there is one rig drilling along our dedicated acreage company wide. While we anticipate continued exploration and production activities in the areas in which we operate, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and oil reserves.  Drilling activity generally decreases as natural gas and oil prices decrease.  We have no control over the level of drilling activity in the areas of our operations.

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into two business segments:

•    Midstream Segment, which is engaged in purchasing, gathering, compressing, dehydrating, treating, processing and marketing of natural gas and the fractionating and marketing of NGLs. The midstream segment generated 94.9% and 95.6% of our total segment margin for the three months ended June 30, 2009 and 2008, respectively and 94.6% and 95.2% of our total segment margin for the six months ended June 30, 2009 and 2008, respectively.

•     Compression Segment, which is engaged in providing air compression and water injection services for oil and gas secondary recovery operations that are ongoing in North Dakota. The compression segment generated 5.1% and 4.4% of our total segment margin for the three months ended June 30, 2009 and 2008, respectively and 5.4% and 4.8% of our total segment margin for the six months ended June 30, 2009 and 2008, respectively.

Our midstream assets currently consist of 15 natural gas gathering systems with approximately 2,147 miles of gas gathering pipelines, six natural gas processing plants, seven natural gas treating facilities and three NGL fractionation facilities. Our compression assets consist of two air compression facilities and a water injection plant.

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

Recent Events

Merger Agreements. On June 1, 2009, the Partnership and Hiland Holdings signed separate definitive merger agreements with an affiliate of Harold Hamm, pursuant to which affiliates of Mr. Hamm have agreed to acquire for cash  (i) all of the outstanding common units of the Partnership (other than certain restricted common units owned by officers and employees) not owned by Hiland Holdings; and (ii) all of the outstanding common units of Hiland Holdings (other than certain restricted common units owned by officers and employees) not owned by Mr. Hamm, his affiliates or the Hamm family trusts. Upon consummation of the mergers, the common units of the Hiland Companies will no longer be publicly owned or publicly traded.  In the mergers, the Partnership’s unitholders will receive $7.75 in cash for each common unit they hold and Hiland Holdings’ unitholders will receive $2.40 in cash for each common unit they hold.  Conflicts committees comprised entirely of independent members of the boards of directors of the general partners of the Partnership and Hiland Holdings separately determined that the mergers are advisable, fair to and in the best interests of the applicable Hiland Company and its public unitholders. In determining to make their recommendation to the boards of directors, each conflicts committee considered, among other things, the fairness opinion received from its respective financial advisor. Based on the recommendation of its conflicts committee, the board of directors of the general partner of each of the Partnership and Hiland Holdings has approved the applicable merger agreement and has recommended, along with its respective conflicts committee, that the public unitholders of the Partnership and Hiland Holdings, respectively, approve the applicable merger. Consummation of the Hiland Partners Merger is subject to certain conditions, including the approval of holders of a majority of our outstanding common units not owned by Hiland Holdings or any other affiliate of our general partner, including the members of our board of directors, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Act, the absence of any restraining order or injunction, and other customary closing conditions.  Additionally, the obligation of Mr. Hamm and his affiliates to complete the Hiland Partners Merger is contingent upon the concurrent completion of the Hiland Holdings Merger, and the Hiland Holdings Merger is subject to closing conditions similar to those described above.  There can be no assurance that the Hiland Partners Merger or any other transaction will be approved or consummated.

On July 10, 2009, the United States Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act with respect to the Hiland Partners Merger.

SEC Filings.  On July 1, 2009, the Partnership, its general partner, Hiland Partners GP, LLC, Hiland Holdings, Hiland Partners GP Holdings, LLC, the general partner of Hiland Holdings, HH GP Holding, LLC, an affiliate of Harold Hamm, HLND MergerCo, LLC, a wholly-owned subsidiary of HH GP Holding, LLC, Harold Hamm, Chairman of the Hiland Companies, Joseph L. Griffin, Chief Executive Officer and President of the Hiland Companies, and Matthew S. Harrison, Chief Financial Officer and Vice President—Finance and Secretary of the Hiland Companies, in connection with the Agreement and Plan of Merger, dated June 1, 2009 (the “Merger Agreement”), among the Partnership, Hiland Partners GP, LLC, HH GP Holding, LLC, and HLND MergerCo, LLC filed a Transaction Statement on Schedule 13E-3 with the SEC. Concurrently with the filing of this Schedule 13E-3, the Partnership and Hiland Holdings jointly filed a Preliminary Proxy Statement on Schedule 14A pursuant to the definitive version of which the boards of directors of the general partner of each of the Partnership and Hiland Holdings will be soliciting proxies from unitholders of the Partnership and Hiland Holdings in connection with the mergers of both Hiland Companies.

Hedging Transactions.  On June 26, 2009, we executed a series of hedging transactions that involved the unwinding of a portion of existing net “in-the-money” natural gas swaps and entered into a new 2010 Colorado Interstate Gas (“CIG”) natural gas swap. We received net proceeds of approximately $3.2 million from the unwinding of the net “in-the-money” positions, of which $3.0 million was used to reduce indebtedness under our senior secured revolving credit facility.

Class Action Lawsuits.  Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Holdings, and the members of the board of directors of each of the Partnership and Hiland Holdings.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Holdings.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Holdings that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings and, when filed, in the definitive joint proxy statement.

Distributions.   We have suspended quarterly cash distributions on common and subordinated units beginning with the first quarter distribution of 2009 due to the impact of lower commodity prices and reduced drilling activity on our current and projected throughput volumes, midstream segment margins and cash flows combined with future required levels of capital expenditures and the outstanding indebtedness under our senior secured revolving credit facility.  Under the terms of the partnership agreement, the common units will carry an arrearage of $0.90 per unit, representing the minimum quarterly distribution to common units for the first and second quarters of 2009 that must be paid before the Partnership can make distributions to the subordinated units.

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

Set forth in the tables below are certain financial and operating data for the periods indicated.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$48,874	$114,236
Midstream purchases	26,999	88,073
Midstream segment margin	21,875	26,163
Compression revenues (1)	1,205	1,205
Total segment margin (2)	$23,080	$27,368

Summary of Operations Data:
Midstream revenues	$48,874	$114,236
Compression revenues	1,205	1,205
Total revenues	50,079	115,441

Midstream purchases (exclusive of items shown separately below)	26,999	88,073
Operations and maintenance	7,785	7,551
Depreciation, amortization and accretion	10,538	9,169
Bad debt	—	8,103
General and administrative	2,939	1,863
Total operating costs and expenses	48,261	114,759
Operating income	1,818	682
Other income (expense)	(2,766)	(3,190)
Net loss	(948)	(2,508)

Add:
Depreciation, amortization and accretion	10,538	9,169
Amortization of deferred loan costs	150	145
Interest expense	2,684	3,116
EBITDA (3)	$12,424	$9,922

Operating Data:
Inlet natural gas (Mcf/d)	272,666	246,339
Natural gas sales (MMBtu/d)	87,273	86,203
NGL sales (Bbls/d)	7,260	5,979

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Total Segment Margin Data:
Midstream revenues	$100,017	$204,510
Midstream purchases	58,215	156,691
Midstream segment margin	41,802	47,819
Compression revenues (1)	2,410	2,410
Total segment margin (2)	$44,212	$50,229

Summary of Operations Data:
Midstream revenues	$100,017	$204,510
Compression revenues	2,410	2,410
Total revenues	102,427	206,920

Midstream purchases (exclusive of items shown separately below)	58,215	156,691
Operations and maintenance	15,480	14,320
Depreciation, amortization and accretion	20,509	18,098
Property impairments	950	—
Bad debt	—	8,103
General and administrative	5,879	4,164
Total operating costs and expenses	101,033	201,376
Operating (loss) income	1,394	5,544
Other income (expense)	(5,255)	(6,725)
Net loss	(3,861)	(1,181)

Add:
Depreciation, amortization and accretion	20,509	18,098
Amortization of deferred loan costs	299	279
Interest expense	5,037	6,617
EBITDA (3)	$21,984	$23,813

Operating Data:
Inlet natural gas (Mcf/d)	274,521	236,885
Natural gas sales (MMBtu/d)	89,579	86,174
NGL sales (Bbls/d)	7,155	5,626

(1) Compression revenues and compression segment margin are the same. There are no compression purchases associated with the compression segment.

(2) Reconciliation of total segment margin to operating income:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$1,818	$682
Add:
Operations and maintenance expenses	7,785	7,551
Depreciation, amortization and accretion	10,538	9,169
Bad debt	—	8,103
General and administrative	2,939	1,863
Total segment margin	$23,080	$27,368

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Reconciliation of Total Segment Margin to Operating Income
Operating income	$1,394	$5,544
Add:
Operations and maintenance expenses	15,480	14,320
Depreciation, amortization and accretion	20,509	18,098
Property impairments	950	—
Bad debt	—	8,103
General and administrative expenses	5,879	4,164
Total segment margin	$44,212	$50,229

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

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenues.  Total revenues (midstream and compression) were $50.1 million for the three months ended June 30, 2009 compared to $115.4 million for the three months ended June 30, 2008, a decrease of $65.4 million, or (56.7%).  This $65.4 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems. Natural gas sales volumes increased by 7,297 MMBtu/d (MMBtu per day) at the Woodford Shale and Kinta Area gathering systems and NGL sales volumes increased by 1,299 Bbls/d (Bbls per day) at the Woodford Shale, Badlands and Matli gathering systems for the three months ended June 30, 2009 compared to the same period in 2008.  The North Dakota Bakken gathering system, which commenced operations in late April 2009, contributed natural gas sales volumes of 1,323 MMBtu/d and NGL sales volumes of 919 Bbls/d during the three months ended June 30, 2009. Natural gas sales volumes decreased by 7,225 MMBtu/d at the Eagle Chief, Matli and Badlands gathering systems and NGL sales volumes decreased by 223 Bbls/d at the Bakken and Eagle Chief gathering systems compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $48.9 million for the three months ended June 30, 2009 compared to $114.2 million for the three months ended June 30, 2008, a decrease of $65.4 million, or (57.2%).  Of this $65.4 million decrease in midstream revenues, approximately $73.9 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $8.5 million attributable to revenues from overall increases in natural gas and NGL sales volumes for the three months ended June 30, 2009 as compared to the same period in 2008.

Inlet natural gas was 272,666 Mcf/d (Mcf per day) for the three months ended June 30, 2009 compared to 246,339 Mcf/d for the three months ended June 30, 2008, an increase of 26,327 Mcf/d, or 10.7%.  This increase is primarily attributable to volume growth totaling 31,111 Mcf/d at the Kinta Area, Woodford Shale and Badlands gathering systems and volumes of 2,171 Mcf/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by volume declines totaling 6,616 Mcf/d at the Eagle Chief and Matli gathering systems.

Natural gas sales volumes were 87,273 MMBtu/d for the three months ended June 30, 2009 compared to 86,203 MMBtu/d for the three months ended June 30, 2008, an increase of 1,070 MMBtu/d, or 1.2%.  This 1,070 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes of 7,297 MMBtu/d at the Woodford Shale and Kinta Area gathering systems and natural gas sales volumes of 1,323 MMBtu/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced natural gas sales volumes totaling 7,225 MMBtu/d at our Eagle Chief, Matli and Badlands gathering systems.

NGL sales volumes were 7,260 Bbls/d for the three months ended June 30, 2009 compared to 5,979 Bbls/d for the three months ended June 30, 2008, a net increase of 1,281 Bbls/d, or 21.4%.  This 1,281 Bbls/d net increase in NGL sales volumes is primarily attributable to increased NGL sales volumes totaling 1,299 Bbls/d at the Woodford Shale, Badlands and Matli gathering systems and NGL sales volumes of 206 Bbls/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced NGL sales volumes totaling 223 Bbls/d at our Bakken and Eagle Chief gathering systems.

Average realized natural gas sales prices were $3.02 per MMBtu for the three months ended June 30, 2009 compared to $9.29 per MMBtu for the three months ended June 30, 2008, a decrease of $6.27 per MMBtu, or (67.5%).  Average realized NGL sales prices were $0.66 per gallon for the three months ended June 30, 2009 compared to $1.64 per gallon for the three months ended June 30, 2008, a decrease of $0.98 per gallon or (59.8%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the three months ended June 30, 2009 totaled $2.6 million compared to $0.1 million for the three months ended June 30, 2008.  The $2.6 million gain for the three months ended June 30, 2009 increased averaged realized natural gas prices to $3.02 per MMBtu from $2.69 per MMBtu, an increase of $0.33 per MMBtu.  The $0.1 million net gain was immaterial to average realized natural gas sales prices for the three months ended June 30, 2008.  We had no cash flow swap contracts for NGLs during the three months ended June 30, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the three months ended June 30, 2008 totaled $3.1 million.  The $3.1 million loss for the three months ended June 30, 2008 reduced averaged realized NGL prices to $1.64 per gallon from $1.76 per gallon, a decrease of $0.12 per gallon.

Compression revenues were $1.2 million for the each of the three months ended June 30, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $27.0 million for the three months ended June 30, 2009 compared to $88.1 million for the three months ended June 30, 2008, a decrease of $61.1 million, or (69.3%).  This $61.1 million decrease is due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of our gathering systems compared to the same period in 2008, with the exception of $0.6 million of midstream purchases at the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Midstream Segment Margin.  Midstream segment margin was $21.9 million for the three months ended June 30, 2009 compared to $26.2 million for the three months ended June 30, 2008, a decrease of $4.3 million, or (16.4%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices despite the overall increase in volumes.  As a percent of midstream revenues, midstream segment margin was 44.8% for the three months ended June 30, 2009 compared to 22.9% for the three months ended June 30, 2008, an increase of 21.9%.  This increase is attributable to (i) the positive impact of fixed fee arrangement contracts which are not affected by realized natural gas and NGL selling prices, (ii) improvements in third party processing arrangements at the Woodford Shale gathering system, (iii) increased volumes under favorable percentage-of-proceeds contracts at the North Dakota Bakken and Badlands gathering systems and (iv) gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the three months ended June 30, 2009 totaling $2.8 million compared to net losses of $3.1 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the three months ended June 30, 2008, including an unrealized non-cash loss of $1.5 million related to a non-qualifying mark-to-market cash flow hedge for forecasted sales in 2010.

Operations and Maintenance.  Operations and maintenance expense totaled $7.8 million for the three months ended June 30, 2009 compared with $7.6 million for the three months ended June 30, 2008, a net increase of only $0.2 million, or 3.1%.  The net increase in operations and maintenance of $0.2 million compared to the same period in 2008 includes (i) an increase of $0.2 million at the Badlands gathering system, (ii) $0.4 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009, (iii) decreases totaling $0.4 million at the Kinta Area, Worland, Eagle Chief and Matli gathering systems and (iv) a decrease of $0.1 million related to compression operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $10.5 million for the three months ended June 30, 2009 compared with $9.2 million for the three months ended June 30, 2008, an increase of $1.4 million, or 14.9%.  This $1.4 million increase was primarily attributable to increased depreciation of $0.5 million on the Kinta Area gathering system, $0.3 million each on the Woodford Shale and Badlands gathering systems and $0.2 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Bad Debt.  We had no bad debts for the three months ended June 30, 2009.  For the three months ended June 30, 2008 we had determined that collection of a trade accounts receivable from a significant customer totaling $8.1 million was doubtful. Accordingly, we increased our reserve for doubtful accounts and recorded a bad debt expense of $8.1 million.

General and Administrative.  General and administrative expense totaled $2.9 million for the three months ended June 30, 2009 compared with $1.9 million for the three months ended June 30, 2008, an increase of $1.1 million, or 57.8%.  Other than $1.1 million of expenses attributable to the going private proposals, differences in general and administrative expenses for the three months ended June 30, 2009 compared to the same period in 2008 were insignificant.

Other Income (Expense). Other income (expense) totaled $(2.8) million for the three months ended June 30, 2009 compared with $(3.2) million for the three months ended June 30, 2008, a decrease in expense of $0.4 million.  The decrease is primarily attributable lower interest rates incurred during the three months ended June 30, 2009 compared to interest rates incurred during the three months ended June 30, 2008, offset by interest expense of $0.5 million related to an interest rate swap during the three months ended June 30, 2009 which did not exist in 2008 and increased interest expense on additional borrowings for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenues.  Total revenues (midstream and compression) were $102.4 million for the six months ended June 30, 2009 compared to $206.9 million for the six months ended June 30, 2008, a decrease of $104.5 million, or (51.0%).  This $104.5 million decrease was primarily due to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems. Natural gas sales volumes increased by 7,838 MMBtu/d at the Woodford Shale, Kinta Area, Badlands and Bakken gathering systems and NGL sales volumes increased by 1,637 Bbls/d at the Woodford Shale, Badlands and Matli gathering systems for the six months ended June 30, 2009, compared to the same period in 2008.  The North Dakota Bakken gathering system, which commenced operations in late April 2009 contributed natural gas sales volumes of 1,323 MMBtu/d and NGL sales volumes of 919 Bbls/d during the six months ended June 30, 2009. Natural gas sales volumes decreased by 4,700 MMBtu/d at the Eagle Chief and Matli gathering systems and NGL sales volumes decreased by 200 Bbls/d at the Eagle Chief and Bakken gathering systems compared to the same period in 2008.  Revenues from compression assets were the same for both periods.

Midstream revenues were $100.0 million for the six months ended June 30, 2009 compared to $204.5 million for the six months ended June 30, 2008, a decrease of $104.5 million, or (51.1%).  Of this $104.5 million decrease in midstream revenues, approximately $126.9 million was attributable to significantly lower average realized natural gas and NGL sales prices for all of our gathering systems, partially offset by approximately $22.4 million attributable to revenues from overall increases in natural gas and NGL sales volumes for the six months ended June 30, 2009 as compared to the same period in 2008.

Inlet natural gas was 274,521 Mcf/d (Mcf per day) for the six months ended June 30, 2009 compared to 236,885 Mcf/d for the six months ended June 30, 2008, an increase of 37,636 Mcf/d, or 15.9%.  This increase is primarily attributable to volume growth totaling 42,260 Mcf/d at the Woodford Shale, Kinta Area and Badlands gathering systems, volumes of 1,091 Mcf/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by volume declines totaling 5,316 Mcf/d at the Eagle Chief and Matli gathering systems.

Natural gas sales volumes were 89,579 MMBtu/d for the six months ended June 30, 2009 compared to 86,174 MMBtu/d for the six months ended June 30, 2008, an increase of 3,405 MMBtu/d, or 4.0%.  This 3,405 MMBtu/d net increase in natural gas sales volumes was attributable to increased natural gas sales volumes of 7,640 MMBtu/d at the Woodford Shale and Kinta Area gathering systems, natural gas sales volumes of 665 MMBtu/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced natural gas sales volumes totaling 4,700 MMBtu/d at our Eagle Chief and Matli gathering systems.

NGL sales volumes were 7,155 Bbls/d for the six months ended June 30, 2009 compared to 5,626 Bbls/d for the six months ended June 30, 2008, a net increase of 1,529 Bbls/d, or 27.2%.  This 1,529 Bbls/d net increase in NGL sales volumes is primarily attributable to increased NGL sales volumes totaling 1,637 Bbls/d at our Woodford Shale, Badlands and Matli gathering systems, NGL sales volumes of 104 Bbls/d at the North Dakota Bakken gathering system, which commenced operations in late April 2009, offset by reduced NGL sales volumes totaling 200 Bbls/d at our Eagle Chief and Bakken gathering systems.

Average realized natural gas sales prices were $3.36 per MMBtu for the six months ended June 30, 2009 compared to $8.29 per

MMBtu for the six months ended June 30, 2008, a decrease of $4.93 per MMBtu, or (59.5%).  Average realized NGL sales prices were $0.62 per gallon for the six months ended June 30, 2009 compared to $1.53 per gallon for the six months ended June 30, 2008, a decrease of $0.91 per gallon or (59.5%).  The decrease in our average realized natural gas and NGL sales prices was primarily a result of significantly lower index prices for natural gas and posted prices for NGLs during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net cash received from our counterparty on cash flow swap contracts for natural gas sales and natural gas purchase derivative transactions that closed during the six months ended June 30, 2009 totaled $4.8 million compared to $0.2 million for the six months ended June 30, 2008.  The $4.8 million gain for the six months ended June 30, 2009 increased averaged realized natural gas prices to $3.36 per MMBtu from $3.06 per MMBtu, an increase of $0.3 per MMBtu.  The $0.2 million net gain for the six months ended June 30, 2008 increased averaged realized natural gas prices to $8.29 per MMBtu from $8.28 per MMBtu, an increase of $0.01 per MMBtu.  We had no cash flow swap contracts for NGLs during the six months ended June 30, 2009.  Cash paid to our counterparty on cash flow swap contracts for NGL derivative transactions that closed during the six months ended June 30, 2008 totaled $5.3 million.  The $5.3 million loss for the six months ended June 30, 2008 reduced averaged realized NGL prices to $1.53 per gallon from $1.64 per MMBtu, a decrease of $0.11 per gallon.

Compression revenues were $2.4 million for the each of the six months ended June 30, 2009 and 2008.

Midstream Purchases.  Midstream purchases were $58.2 million for the six months ended June 30, 2009 compared to $156.7 million for the six months ended June 30, 2008, a decrease of $98.5 million, or (62.9%).  This $98.5 million decrease is due to significantly reduced natural gas and NGL purchase prices, resulting in decreased midstream purchases for all of our gathering systems compared to the same period in 2008, with the exception of $0.6 million of midstream purchases at the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Midstream Segment Margin.  Midstream segment margin was $41.8 million for the six months ended June 30, 2009 compared to $47.8 million for the six months ended June 30, 2008, a decrease of $6.0 million, or (12.6%).  The decrease is primarily due to unfavorable gross processing spreads and significantly lower average realized natural gas and NGL prices despite the overall increase in volumes and approximately $2.3 million of foregone margin as a result of the nitrogen rejection plant at the Badlands gathering system being taken out of service due to equipment failure during the three months ended March 31, 2008.  As a percent of midstream revenues, midstream segment margin was 42.2% for the six months ended June 30, 2009 compared to 23.4% for the six months ended June 30, 2008, an increase of 18.8%.  This increase is attributable to (i) the positive impact of fixed fee arrangement contracts which are not affected by realized natural gas and NGL selling prices, (ii) improvements in third party processing arrangements at the Woodford Shale gathering system, (iii) increased volumes under favorable percentage-of-proceeds contracts at the North Dakota Bakken and Badlands gathering systems and (iv) gains on closed/settled derivative transactions and unrealized non-cash gains on open derivative transactions for the six months ended June 30, 2009 totaling $4.9 million compared to net losses of $5.5 million on closed/settled derivative transactions and unrealized non-cash losses on open derivative transactions for the six months ended June 30, 2008, including an unrealized non-cash loss of $1.5 million related to a non-qualifying mark-to-market cash flow hedge for forecasted sales in 2010.

Operations and Maintenance.  Operations and maintenance expense totaled $15.5 million for the six months ended June 30, 2009 compared with $14.3 million for the six months ended June 30, 2008, an increase of $1.2 million, or 8.1%.  The net increase in operations and maintenance of $1.2 million compared to the same period in 2008 includes (i) increases of $0.9 million and $0.1 million at the Badlands and Woodford Shale gathering systems, respectively, (ii) $0.5 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009, (iii) decreases totaling $0.3 million at the Worland, Kinta Area, Bakken, Eagle Chief and Matli gathering systems and (iv) a decrease of $0.1 million related to compression operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense totaled $20.5 million for the six months ended June 30, 2009 compared with $18.1 million for the six months ended June 30, 2008, an increase of $2.4 million, or 13.3%.  This $2.4 million increase was primarily attributable to increased depreciation of $0.8 million on the Woodford Shale gathering system $0.7 million on the Kinta Area gathering system, $0.5 million on the Badlands gathering system and $0.2 million attributable to the North Dakota Bakken gathering system, which commenced operations in late April 2009.

Property Impairments.  Property impairment expense related to natural gas gathering systems in Texas and Mississippi totaled $1.0 million for the six months ended June 30, 2009. We had no property impairments during the six months ended June 30, 2008.

Bad Debt.  We had no bad debts for the six months ended June 30, 2009.  For the six months ended June 30, 2008 we determined that collection of a trade accounts receivable from a significant customer totaling $8.1 million was doubtful. Accordingly, we increased our reserve for doubtful accounts and recorded a bad debt expense of $8.1 million.

General and Administrative.  General and administrative expense totaled $5.9 million for the six months ended June 30, 2009 compared with $4.2 million for the six months ended June 30, 2008, an increase of $1.7 million, or 41.2%.  Salaries expense increased by $0.3 million as a result of increased staffing during the six months ended June 30, 2009 as compared to the six months ended June

30, 2008.  Expenses related to the going private proposals were $1.4 million for the six months ended June 30, 2009.

Other Income (Expense). Other income (expense) totaled $(5.3) million for the six months ended June 30, 2009 compared with $(6.7) million for the six months ended June 30, 2008, a decrease in expense of $1.5 million.  The decrease is primarily attributable lower interest rates incurred during the six months ended June 30, 2009 compared to interest rates incurred during the six months ended June 30, 2008, offset by interest expense of $0.9 million related to an interest rate swap during the six months ended June 30, 2009 which did not exist in 2008 and increased interest expense on additional borrowings for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Natural Gas, Crude Oil and NGL Supplies and Outlook

The drop in demand for natural gas, crude oil and NGL products since the third quarter of 2008 continues to impact the price for natural gas, crude oil and NGLs. Natural gas prices have declined significantly since the peak NYMEX Henry Hub last day settle price of $13.11/MMBtu in July 2008 to the NYMEX Henry Hub last day settle price of $3.95 in July 2009, a 70% decline.  WTI crude oil pricing has declined from a peak of $134.62/bbl in July 2008 to a low of $33.87/Bbl in January 2009, a 75% decline, increasing to $66.93/Bbl in July 2009, a 50% decline from July 2008.  NGL basket pricing, which historically has correlated to WTI crude oil pricing, has dropped since the peak NGL basket pricing of $2.21/gallon in June 2008 to a low of $0.70/gallon in January 2009, a 68% decline, increasing to $0.95/gallon in July 2009, a 57% decline from June 2008.  Forward curves for natural gas, crude oil and NGL basket pricing reflect continued reductions in demand for natural gas, crude oil and NGL products.  A number of the areas in which we operate are experiencing a significant decline in drilling activity as a result of the recent decline in natural gas and crude oil prices.  While we anticipate continued exploration and production activities in the areas in which we operate, albeit at depressed levels, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of natural gas and crude oil reserves.  Drilling activity generally decreases as natural gas and crude oil prices decrease.  We have no control over the level of drilling activity in the areas of our operations.

Disruption to Functioning of Capital Markets

Multiple events during 2008 and 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity at prices that are similar to offerings in recent years will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although we intend to move forward with our planned capital expenditures attributable to our existing facilities, we may revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our capital expenditures may be muted by substantial cost of capital increases during this period.

Overview

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on our current and projected throughput volumes, we believe that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, the Partnership could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, the Partnership receives an infusion of equity capital, the Partnership’s debt is restructured or the Partnership is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, the Partnership expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to the Partnership, or that the Partnership’s hedge positions will be “in-the-money.”

Cash Flows from Operating Activities

Our cash flows from operating activities increased by $3.0 million to $25.8 million for the six months ended June 30, 2009 from $22.8 million for the six months ended June 30, 2008.  During the six months ended June 30, 2009 we received cash flows from customers of approximately $108.2 million attributable to significantly lower average realized natural gas and NGL sales prices, partially offset by increased natural gas and NGLs volumes, received $3.2 million from early settlements of derivative contracts, made cash payments to our suppliers and employees of approximately $80.4 million and made payments of interest expense of $5.2 million, net of amounts capitalized, resulting in cash received from operating activities of $25.8 million. During the same six month period in 2008, we received cash flows from customers of approximately $184.6 million attributable to increased natural gas and NGL volumes and significantly higher average realized natural gas and NGL sales prices, made cash payments to our suppliers and employees of approximately $155.4 million and made payments of interest expense of $6.4 million, net of amounts capitalized, resulting in cash received from operating activities of $22.8 million.

Changes in cash receipts and payments are primarily due to the timing of collections at the end of our reporting periods. We collect and pay large receivables and payables at the end of each calendar month. The timing of these payments and receipts may vary by a day or two between month-end periods and cause fluctuations in cash received or paid. Working capital items, exclusive of cash, provided $3.8 million of cash flows from operating activities during the six months ended June 30, 2009 and used $5.1 million of cash flows from operating activities during the six months ended June 30, 2008.

Net loss for the six months ended June 30, 2009 was $(3.9) million, an increase in net loss of $2.7 million from a net loss of $(1.2) million for the six months ended June 30, 2008.  Depreciation, amortization, accretion and property impairments increased by $3.4 million to $21.5 million for the six months ended June 30, 2009 from $18.1 million for the six months ended June 30, 2008.

Cash Flows Used for Investing Activities

Our cash flows used for investing activities, which represent investments in property and equipment, increased by $6.9 million to $27.2 million for the six months ended June 30, 2009 from $20.3 million for the six months ended June 30, 2008 primarily due to cash flows invested related to the construction of the North Dakota Bakken gathering system.

Cash Flows from Financing Activities

Our cash flows from financing activities increased to $4.3 million for the six months ended June 30, 2009 from $0.6 million for the six months ended June 30, 2008, an increase of $3.7 million. During the six months ended June 30, 2009, we borrowed $12.0 million under our credit facility to fund internal expansion projects, repaid $3.0 million on our credit facility upon net receipt of $3.2 million early hedge settlements, distributed $4.3 million to our unitholders, and made $0.4 million payments on capital lease obligations.

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

We believe that cash generated from the operations of our business will be sufficient to meet anticipated maintenance capital expenditures for the next twelve months.  We anticipate that any future expansion capital expenditures may be funded through operating cash flow, long-term borrowings or other debt financings and/or equity offerings.  See “Credit Facility” below for information related to our credit agreement.

North Dakota Bakken

Our North Dakota Bakken gathering system presently consists of a 55-mile gathering system located in northwestern North Dakota that will gather natural gas associated with crude oil produced from the Bakken shale and Three Forks/Sanish formations. Construction of the gathering system, associated compression and treating facilities and a processing plant commenced in October 2008 and became fully operational in May 2009. As of June 30, 2009, we have invested approximately $22.9 million in the project.

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

The following table provides information about our commodity based derivative instruments at June 30, 2009:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

We have entered into a financial derivative instrument that is classified as a cash flow hedge in accordance with SFAS 133 and relates to forecasted interest payments under our credit facility in 2009.  We entered into this financial swap instrument to hedge forecasted interest payments against the variable interest payments under our credit facility.  Under this swap agreement, we pay a fixed interest rate and receive a floating rate based on one month LIBOR on the notional amount for the contract period. The following table provides information about our interest rate swap at June 30, 2009 for the periods indicated:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2009.

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

Due to lower natural gas and NGL prices and the impact of reduced drilling activity on our current and projected throughput volumes, we believe that cash generated from operations will decrease for the remainder of 2009 relative to comparable periods in 2008.  Our senior secured revolving credit facility requires us to meet certain financial tests, including a maximum consolidated funded debt to EBITDA covenant ratio of 4.0:1.0 as of the last day of any fiscal quarter; provided that in the event that we make certain permitted acquisitions or capital expenditures, this ratio may be increased to 4.75:1.0 for the three fiscal quarters following the quarter in which such permitted acquisition or capital expenditure occurs.  We met the permitted capital expenditure requirements for the four quarter period ended March 31, 2009 and elected to increase the ratio to 4.75:1.0 on March 31, 2009 for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  During this step-up period, the applicable margin with respect to loans under the credit facility increases by 35 basis points per annum and the unused commitment fee increases by 12.5 basis points per annum. The ratio will revert back to 4.0:1.0 for the quarter ended December 31, 2009.  If commodity prices do not significantly improve above the current forward prices for 2009, the Partnership could be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless this ratio is amended, the Partnership receives an infusion of equity capital, the Partnership’s debt is restructured or the Partnership is able to monetize “in-the-money” hedge positions.  Management is continuing extensive discussions with certain lenders under the credit facility as to ways to address a potential covenant violation. While no potential solution has been agreed to, the Partnership expects that any solution will require the assessment of fees and increased rates, the infusion of additional equity capital or the incurrence of subordinated indebtedness by the Partnership and the suspension of distributions for a certain period of time. There can be no assurance that any such agreement will be reached with the lenders, that any required equity or debt financing will be available to the Partnership, or that the Partnership’s hedge positions will be “in-the-money.”

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

Indebtedness under the credit facility will bear interest, at our option, at either: (i) an Alternate Base Rate plus an applicable margin ranging from 50 to 125 basis points per annum or (ii) LIBOR plus an applicable margin ranging from 150 to 225 basis points per annum based on our ratio of consolidated funded debt to EBITDA. The Alternate Base Rate is a rate per annum equal to the greatest of: (a) the Prime Rate in effect on such day, (b) the base CD rate in effect on such day plus 1.50% and (c) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. We have elected for the indebtedness to bear interest at LIBOR plus the applicable margin. A letter of credit fee will be payable for the aggregate amount of letters of credit issued under the credit facility at a percentage per annum equal to 1.0%. An unused commitment fee ranging from 25 to 50 basis points per annum based on our ratio of consolidated funded debt to EBITDA will be payable on the unused portion of the credit facility. During the step-up period, the applicable margin with respect to loans under the credit facility will be increased by 35 basis points per annum and the unused commitment fee will be increased by 12.5 basis points per annum. At June 30, 2009, the interest rate on outstanding borrowings from our credit facility was 2.92%.

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

As of June 30, 2009, we had $261.1 million outstanding under the credit facility and were in compliance with its financial covenants. Our EBITDA to interest expense ratio was 4.95 to 1.0 and our consolidated funded debt to EBITDA ratio was 4.40 to 1.0.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the periods presented.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles” (“FASB ASC”), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  On the effective date, FASB ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC, and preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The FASB expects that FASB ASC will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. FASB ASC was adopted effective July 1, 2009 and will not have a material impact on our financial statements and disclosures therein.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS107-1”).  FAS107-1 increases the frequency of fair value disclosures to a quarterly basis instead of annual basis.  FAS107-1 specifically relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.   FAS107-1 is effective for interim and annual periods ending after June 15, 2009.  FAS107-1 was adopted effective June 30, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 1, 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP141(R)-1”).  FSP 141(R)-1 amends and clarifies SFAS 141, revised 2007, “Business Combinations” to address application issues on initial and subsequent recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 was adopted effective January 1, 2009 and did not have a material impact on our financial statements and disclosures therein.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In determining the useful life of an acquired intangible asset, FSP 142-3 removes the requirement from SFAS 142 for an entity to consider whether renewal of the intangible asset requires significant costs or material modifications to the related arrangement. FSP 142-3 also replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP 142-3 was adopted effective January 1, 2009 and will apply to future intangible assets acquired.  We don’t believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

There have been no material changes in our significant accounting policies and estimates during the three and six months ended June 30, 2009. See our disclosure of significant accounting policies and estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 9, 2009.

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

Commodity Price Risks.  Our profitability is affected by volatility in prevailing NGL and natural gas prices.  Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil.  NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty.  Our cash flow is affected by the volatility of natural gas and NGL product prices, which could adversely affect our ability to make distributions to unitholders.  To illustrate the impact of changes in prices for natural gas and NGLs on our operating results, we have provided the table below, which reflects, for the three months ended June 30, 2009 and 2008, respectively, the impact on our midstream segment margin of a $0.01 per gallon change (increase or decrease) in NGL prices coupled with a $0.10 per MMBtu change (increase or decrease) in the price of natural gas.

	Natural Gas Price Change ($/MMBtu) Three Months Ended June 30,
	2009		2008
NGL Price Change ($/gal)	$0.10	$(0.10)	$0.10	$(0.10)
$0.01	$163,000	$181,000	$151,000	$142,000
$(0.01)	$(213,000)	$(216,000)	$(127,000)	$(189,000)

The increase in commodity exposure is the result of increased natural gas and NGL product volumes during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and the increased exposure to NGL product prices in 2009 as the result of no NGL hedging contracts in 2009. The magnitude of the impact on total segment margin of changes in natural gas and NGL prices presented may not be representative of the magnitude of the impact on total segment margin for different commodity prices or contract portfolios.  Natural gas and crude oil prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services.

We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets and the use of derivative contracts. As a result of these derivative swap contracts, we have hedged a portion of our expected exposure to natural gas prices in 2009 and 2010. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant. The following table provides information about our commodity-based derivative instruments at June 30, 2009 for the periods indicated:

		Average
		Fixed	Fair Value
Description and Production Period	Volume	Price	Asset
	(MMBtu)	(per MMBtu)
Natural Gas - Sold Fixed for Floating Price Swaps
July 2009 - June 2010	2,136,000	$7.01	$6,188
July 2010 - December 2010	1,068,000	$6.73	1,450
			$7,638

Interest Rate Risk.   We have elected for the indebtedness under our credit facility to bear interest at LIBOR plus the applicable margin.  We are exposed to changes in the LIBOR rate as a result of our credit facility, which is subject to floating interest rates.  On October 7, 2008, we entered into a floating-to-fixed interest rate swap agreement with an investment grade counterparty whereby we pay a monthly fixed interest rate of 2.245% and receive a monthly variable rate based on the one month posted LIBOR interest rate on a notional amount of $100.0 million.  This swap agreement was effective on January 2, 2009 and terminates on January 1, 2010.  As of June 30, 2009, we had approximately $261.1 million of indebtedness outstanding under our credit facility, of which $161.1 million is exposed to changes in the LIBOR rate. The impact of a 100 basis point increase in interest rates on the amount of current debt exposed to variable interest rates would for the remainder of 2009, result in an increase in annualized interest expense and a corresponding decrease in annualized net income of approximately $1.6 million. The following table provides information about our interest rate swap at June 30, 2009:

			Fair Value
	Notional	Interest	Asset
Description and Period	Amount	Rate	(Liability)
Interest Rate Swap
July 2009 - December 2009	$100,000	2.245%	$(921)

Credit Risk.   Counterparties pursuant to the terms of their contractual obligations expose us to potential losses as a result of nonperformance.  Our four largest customers for the six months ended June 30, 2009, accounted for approximately 20%, 15%, 11% and 10%, respectively, of our revenues.  Consequently, changes within one or more of these companies operations have the potential to impact, both positively and negatively, our credit exposure and make us subject to risks of loss resulting from nonpayment or nonperformance by these or any of our other customers. Any material nonpayment or nonperformance by our key customers could materially and adversely affect our business, financial condition or results of operations and reduce our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Our counterparties for our commodity based derivative instruments as of June 30, 2009 are BP Energy Company and Bank of Oklahoma, N.A. Our counterparty to our interest rate swap as of June 30, 2009 is Wells Fargo Bank, N.A.

On July 22, 2008, SemGroup, L.P. and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In October 2008, the United States Bankruptcy Court for the District of Delaware entered an order approving the assumption of a Natural Gas Liquids Marketing Agreement (the “SemStream Agreement”) between SemStream, L.P., an affiliate of SemGroup, L.P., and us relating to sales of natural gas liquids and condensate at our Bakken and Badlands plants and gathering systems, restoring us and SemStream, L.P. to our pre-bankruptcy contractual relationship. Our pre-petition credit exposure to SemGroup, L.P. relating to condensate sales to SemCrude, LLC in our mid-continent region is approximately $0.3 million, which continues to be reserved as of June 30, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal control over financial reporting.

During the three months ended June 30, 2009, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Three putative unitholder class action lawsuits have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Holdings, and the members of the board of directors of each of the Partnership and Hiland Holdings.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Holdings.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Holdings that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.

Additional information concerning these lawsuits may be found in the Preliminary Proxy Statement filed by the Partnership and

Hiland Holdings and, when filed, in the definitive joint proxy statement.

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

Item 1A. Risk Factors

The failure to complete the Hiland Partners Merger could adversely affect the price of our common units and otherwise have an adverse effect on us.

There can be no assurance that the conditions to the completion of the Hiland Partners Merger, many of which are out of our control, will be satisfied by the November 1, 2009 deadline set forth in the merger agreement.   Among other things, we cannot be certain that (i) holders of a majority of our common units (other than Hiland Holdings) will vote in favor of the Hiland Partners Merger and the merger agreement; (ii) no injunction will be granted in any of the three pending unitholder lawsuits challenging the Hiland Partners Merger (as described elsewhere in this Form 10-Q); or (iii) that the Hiland Holdings Merger will be completed concurrently with the Hiland Partners Merger (the completion of which is a condition to Mr. Hamm’s obligation to complete the Hiland Partners Merger).

If the Hiland Partners Merger is not completed, the price of our common units will likely fall to the extent that the current market price of our common units reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners.

Additionally, we are subject to the following risks related to the Hiland Partners Merger:

•                  Certain costs relating to the Hiland Partners Merger, including legal, accounting and financial advisory fees, are payable by us whether or not the Hiland Partners Merger is completed.

•                  Under circumstances set out in the merger agreement, if the Hiland Partners Merger is not completed we may be required to reimburse up to $1.1 million of Mr. Hamm and his affiliates’ expenses associated with the Hiland Partners Merger.

•                  Our management’s and our employees’ attention will have been diverted from our day-to-day operations, we may experience unusually high employee attrition and our business and customer relationships may be disrupted.

We are subject to litigation related to the Hiland Partners Merger.

We are actively defending three putative unitholder class action lawsuits which have been filed relating to the Hiland Partners Merger and the Hiland Holdings Merger.  These lawsuits are as follows: (i) Robert Pasternack v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4397-VCS; (ii) Andrew Jones v. Hiland Partners, LP et al., In the Court of Chancery of the State of Delaware, Civil Action No. 4558-VCS; and (iii) Arthur G. Rosenberg v. Hiland Partners, LP et al., In the District Court of Garfield County, State of Oklahoma, Case No. C3-09-211-02.  The lawsuits name as defendants the Partnership, Hiland Holdings, the general partner of each of the Partnership and Hiland Holdings, and the members of the board of directors of each of the Partnership and Hiland Holdings.   The lawsuits challenge both the Hiland Partners Merger and the Hiland Holdings Merger.  The lawsuits allege claims of breach of the Partnership Agreement and breach of fiduciary duty on behalf of (i) a purported class of common unitholders of the Partnership and (ii) a purported class of our common unitholders of Hiland Holdings.

On July 10, 2009, the court in which the Oklahoma case is pending granted our motion to stay the Oklahoma lawsuit in favor of the Delaware lawsuits.   On July 31, 2009, the plaintiff in the first-filed Delaware case (Pasternack) filed an Amended Class Action Complaint and a motion to enjoin the mergers.   This Amended Class Action Complaint alleges, among other things, that (i) the original consideration and revised consideration offered by the Hamm Parties is unfair and inadequate, (ii) the members of the conflicts committees of the general partner of each of the Partnership and Hiland Holdings that were charged with reviewing the proposals and making a recommendation to each committee’s respective board of directors lacked any meaningful independence, (iii) the defendants acted in bad faith in recommending and approving the Hiland Partners Merger or the Hiland Holdings Merger, and (iv) the disclosures in the Preliminary Proxy Statement filed by the Partnership and Hiland Holdings are materially misleading.   The Pasternack plaintiff seeks to preliminarily enjoin the defendants from proceeding with or consummating the mergers and seeks an order requiring defendants to supplement the Preliminary Proxy Statement with certain information.  It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Hiland Partners Merger or seek monetary relief from us.

While the Hiland Companies do not believe these lawsuits have merit and intend to defend themselves vigorously, we cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.  An unfavorable resolution of any such litigation surrounding the Hiland Partners Merger could delay or prevent the consummation of the Hiland Partners Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

If commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA covenant ratio as early as September 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured, we receive an infusion of equity capital or the Partnership is able to monetize “in-the-money” hedge positions. Failure to comply with the covenants could cause an event of default under our credit facility.

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

As of June 30, 2009, we were in compliance with each of these ratios, which are tested quarterly. Our EBITDA to interest expense ratio was 4.95 to 1.0 and our consolidated funded debt to EBITDA ratio was 4.40 to 1.0. We temporarily increased the ratio to 4.75:1.0 on March 31, 2009, but such ratio will be reduced to 4.0:1.0 on December 31, 2009. Our ability to remain in compliance with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If commodity prices do not significantly improve above the expected prices for 2009, we may be in violation of the maximum consolidated funded debt to EBITDA ratio as early as September 30, 2009, unless the ratio is amended, the senior secured revolving credit facility is restructured, we receive an infusion of equity capital or the Partnership is able to monetize “in-the-money” hedge positions. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could lead to an event of default and the acceleration of our obligations under those agreements. We may not have sufficient funds to make such payments. If we are unable to satisfy our obligations with cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our financing agreements may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our common units or other equity, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to us.

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

2.2	—

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.3	—

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on June 1, 2009).

2.4	—

Support Agreement, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.3 of Registrant’s Form 8-K filed on June 1, 2009).

2.5	—

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Hiland Holdings’ Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.6	—

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.3 of Hiland Holdings’ Form 8-K filed on June 1, 2009).

2.7	—

Support Agreement, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Harold Hamm, Continental Gas Holdings, Inc., Bert Mackie, as trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Hiland Holdings’ Form 8-K filed on June 1, 2009).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Enid, Oklahoma, on this 10th day of August, 2009.

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

2.2	—

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.3	—

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.2 of Registrant’s Form 8-K filed on June 1, 2009).

2.4	—

Support Agreement, dated as of June 1, 2009, by and between Hiland Partners, LP, Hiland Partners GP, LLC, Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HLND MergerCo, LLC (incorporated by reference to Exhibit 2.3 of Registrant’s Form 8-K filed on June 1, 2009).

2.5	—

Agreement and Plan of Merger, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Hiland Holdings’ Form 8-K filed on June 1, 2009). Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K.

2.6	—

Equity Commitment Letter Agreement, dated as of June 1, 2009, by and between Harold Hamm and HH GP Holding, LLC (incorporated by reference to Exhibit 2.3 of Hiland Holdings’ Form 8-K filed on June 1, 2009).

2.7	—

Support Agreement, dated as of June 1, 2009, by and between Hiland Holdings GP, LP, Hiland Partners GP Holdings, LLC, Harold Hamm, Continental Gas Holdings, Inc., Bert Mackie, as trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, HH GP Holding, LLC and HPGP MergerCo, LLC (incorporated by reference to Exhibit 2.1 of Hiland Holdings’ Form 8-K filed on June 1, 2009).

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